Form 10QSB
period 2002-09-30
STAR E MEDIA CORP
filed 2002-11-19
CIK 1143654

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _______________.


                   COMMISSION FILE NUMBER:  __________________


                               STAR E MEDIA CORP.
             (Exact name of registrant as specified in its charter)

                      NEVADA                          91-2038162
         (State or other jurisdiction of          (I.R.S.  Employer
          incorporation or organization)         Identification No.)

               27171 BURBANK ROAD
                 LAKE FOREST, CA                        92610
     (Address of principal executive offices)         (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (949) 581-9477


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  No  X.
                 --

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 11, 2002, there were 12,550,000 shares of common stock issued and outstanding.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                              Yes _____   No  X  .
                                            -----

                               STAR E MEDIA CORP.


                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I


This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS

                               STAR E MEDIA CORP.
                           CONSOLIDATED BALANCE SHEET


                            STAR E MEDIA CORPORATION

                                 BALANCE SHEETS


ASSETS                            UNAUDITED
-------                          --------------

                                   September 30,
                                      2002
                                 --------------

CURRENT ASSETS
  Cash. . . . . . . . . . . . .  $       31,731
  Inventory . . . . . . . . . .         170,935

  Total Current . . . . . . . .         202,666
                                 --------------

EQUIPMENT, net. . . . . . . . .          40,151
                                 --------------

OTHER ASSETS
  Royalty advances net. . . . .          75,685
  Capitalized development costs         287,816
                                 --------------

TOTAL ASSETS. . . . . . . . . .  $      606,318
                                 ==============



           LIABILITIES AND           UNAUDITED
           ---------------          -----------
        STOCKHOLDERS' EQUITY        September 30,
        --------------------            2002
                                        ----


CURRENT LIABILITIES

Payables and Accrued Expenses . . . . .  $    13,503
Advances payable. . . . . . . . . . . .      265,000
                                         ------------
Total Current Liabilities . . . . . . .      278,503
                                         ------------


STOCKHOLDERS' EQUITY

Preferred Stock, authorized
20,000,000 shares of preferred
stock, none issued or outstanding
at September 30, 2002 par value $0.001.            -

Common Stock, authorized
100,000,000 shares of stock,
12,550,000, 12,400,000, and
8,500,000 shares issued and
outstanding at September 30, 2002,
December 31,2001 and 2000
par value $0.001 per share. . . . . . .       12,550
Additional Paid in Capital. . . . . . .    1,376,643
Stock Subscribed. . . . . . . . . . . .            -
Retained Earnings (Deficit) . . . . . .   (1,061,378)
                                         ------------
Total Stockholders' Equity. . . . . . .      327,815
                                         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY. . . . . . . . . .  $   606,318
                                         ============

                            UNAUDITED


                               STAR E MEDIA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        STAR E MEDIA CORPORATION

                                        STATEMENT OF OPERATIONS
                                        -----------------------



                                                                UNAUDITED
                                     ------------------------------------------------------------------
                                     Three Months     Three Months     Nine Months      Nine Months
                                        Ended            Ended            Ended            Ended
                                     September 30,    September 30,    September 30,    September 30,
                                         2002             2001             2002             2001
                                     ---------------  ---------------  ---------------  ---------------
INCOME
  Sales . . . . . . . . . . . . . .  $      143,489                -   $      143,489   $        6,250
                                     ---------------  ---------------  ---------------  ---------------
  Total Revenue . . . . . . . . . .         143,489                -          143,489            6,250
                                     ---------------  ---------------  ---------------  ---------------
COST OF SALES
  Costs of Goods Sold . . . . . . .          72,453                            72,453            4,540
                                     ---------------  ---------------  ---------------  ---------------
  Total Cost of Sales . . . . . . .          72,453                -           72,453            4,540
                                     ---------------  ---------------  ---------------  ---------------
     Gross Profit . . . . . . . . .          71,036                -           71,036            1,710
                                     ---------------  ---------------  ---------------  ---------------

EXPENSES
  Sales and Marketing . . . . . . .          18,582                -           25,413                -
  General and Administrative. . . .         100,059           54,151          239,239          117,019
  Research and Development. . . . .           7,000           69,996           34,637           93,496
  Depreciation Expense. . . . . . .           2,895              500            5,282            1,500
  Amortization. . . . . . . . . . .          60,230                            60,230
                                     ---------------  ---------------  ---------------  ---------------
     Total Expense. . . . . . . . .         188,766          124,647          364,801          212,015
                                     ---------------  ---------------  ---------------  ---------------
  Loss before Provision for
  Income Taxes. . . . . . . . . . .        (117,730)        (124,647)        (293,765)        (210,305)
  Provision for Income Taxes. . . .               0                0                0                0
                                     ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) . . . . . . . . .  $     (117,730)  $     (124,647)  $     (293,765)  $     (210,305)
                                     ===============  ===============  ===============  ===============

  (Loss) per Common Share . . . . .  $        (0.01)  $        (0.01)  $        (0.02)  $        (0.02)
                                     ---------------  ---------------  ---------------  ---------------
Basic and Diluted Weighted Average
  Number of Common Shares . . . . .      12,548,437       10,115,328       12,548,437       10,115,328
                                     ---------------  ---------------  ---------------  ---------------

                                                            UNAUDITED


                                                   See accompanying footnotes


                                               STAR E MEDIA CORPORATION

                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                           ---------------------------------



                                        Common Stock   Additional    Stock       Accumulated    Total
                                        Shares         Amount        Paid in     Subscribed     Deficit       Equity
                                                                     Capital
                                        ---------------------------------------------------------------------------------

Iniitial Capitalization, March 8, 2000     8,373,748   $     8,374   $      276  $          -   $         -     $  8,650
                                                                                                                       -
Conversion of Debt to Stock. . . . . .       126,252           126      226,150                                  226,276

Deficit for year . . . . . . . . . . .                                                             (186,806)    (186,806)
                                        ---------------------------------------------------------------------------------

Balance, December 31, 2000 . . . . . .     8,500,000         8,500      226,426                    (186,806)      48,120
                                        ---------------------------------------------------------------------------------

Sales of Stock . . . . . . . . . . . .     1,303,500         1,303      515,697                                  517,000
Reverse Merger with Quick & Easy . . .     2,400,000         2,400        9,667                                   12,067
Stock Issued for Services. . . . . . .         4,000             4        3,996                                    4,000
Conversion of Debt . . . . . . . . . .       157,500           158      148,042                                  148,200
Stock Subscription . . . . . . . . . .        35,000            35       34,965       (35,000)                         -
Service Contributed by Officers. . . .                                  288,000                                  288,000

Deficit for year . . . . . . . . . . .                                                             (580,807)    (580,807)
                                        ---------------------------------------------------------------------------------

Balance, December 31, 2001 . . . . . .    12,400,000        12,400    1,226,793       (35,000)     (767,613)     436,580
                                        ---------------------------------------------------------------------------------

Sale of Stock. . . . . . . . . . . . .       150,000           150      149,850                                  150,000
Stock Subscription . . . . . . . . . .                                                 35,000                     35,000

Deficit for nine months. . . . . . . .                                                             (293,765)    (293,765)

Balance, September 30, 2002. . . . . .    12,550,000   $    12,550   $1,376,643  $          -   $(1,061,378)    $327,815
                                        =============  ============  ==========  =============  ============   ==========

                                                                      UNAUDITED

                                                  See accompanying footnotes

                               STAR E MEDIA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




STAR  E  MEDIA  CORPORATION

STATEMENT  OF  CASH  FLOWS
--------------------------


                                       UNAUDITED              UNAUDITED
                                 --------------------    -----------------
                                     Nine Months            Nine Months
                                       Ended                    Ended
                                    September 30,           September 30,
                                        2002                    2001
                                 --------------------    -----------------
Cash Flows from
Operating Activities
  Net Loss. . . . . . . . . . .  $      (293,765)         $   (124,647)

  Inventory . . . . . . . . . .         (152,714)                    -
  Accounts Payable. . . . . . .            4,209                32,592
  Advances Payable. . . . . . .          265,000                     -
  Depreciation Expense. . . . .            5,282                 1,500
  Amortization. . . . . . . . .           60,230                     -
  Advanced royalties. . . . . .          (20,000)              (50,685)
  Capitalized development . . .          (67,996)
                                 --------------------    -----------------
Net Cash Provided by Operations         (199,754)              (90,555)
                                 --------------------    -----------------
Cash Flows Used
in Investing Activities
  Fixed Asset Purchase                    24,832                11,968
                                 --------------------    -----------------
Net Cash Used for Investing . .           24,832                11,968
                                 --------------------    -----------------

Cash Flows from Financing
  Stock Sales for Cash. . . . .          150,000               150,000
  Stock Sales for Debt. . . . .                -                     -
  Stock subscription. . . . . .           35,000                     -
  Merger with Quick & Easy. . .                -                     -
                                 --------------------    -----------------
Cash Flows from Financing . . .          185,000               150,000
                                 --------------------    -----------------
Net Increase (Decrease) in Cash          (39,586)               47,477
Cash, Beginning of Period . . .           71,317                     -
                                 --------------------    -----------------
Cash, End of Period . . . . . .  $        31,731         $      47,477
                                 ====================    =================

                                      UNAUDITED


                        NOTES TO INTERIM FINANCIAL STATEMENTS

                            STAR E MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.      OVERVIEW  OF  OPERATIONS  AND  ACCOUNTING  POLICIES

Star E Media Corporation (the Company) was formed on March 8, 2000 in the State of Nevada. We develop and produce children's educational products in a multi-lingual format, focusing on the CD technology. We are positioning our Company to be a gateway for interactive educational technology, initially for the Arabic and Spanish languages and later for other languages. We have established a relationship and have royalty agreements with three major US producers of educational software. Our agreements allow us to utilize proven and successful titles and add an additional language. These agreements allow us to bypass the ramp-up time for releasing a title free from computer bugs.

Basis  of  Presentation

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. The statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous two years. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Product  Development

We have licensing agreements with three companies, Scholastic, School Zone Interactive and Knowledge Adventure for a total of 40 titles (previously produced children's educational games and activities). These agreements allow us to add either Spanish, Arabic or both to the titles. We are also allowed to market these products in specifically identified countries. None of the agreements allow us to sell in the US. The licensing agreements are generally for 3 years. Of the 40 titles, 11 have progressed through the development stage and are in the production stage or have production planned for the near future.

Marketing  Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. We are principally attempting to establish relationships with established wholesalers.

Revenue  Recognition

We sell to end users and to wholesale distributors. For both of these types of sales we recognize revenue upon shipment. All products are sold FOB shipping point. We offer no right of return for either type of sale on our product. We do offer a limited warranty that our CD is not defective. The warranty policy on CD's is explained under Warranties below.

We do not offer any additional elements with our products such as upgrades or services.

Research  and  Development

All costs incurred to establish the technological feasibility of a computer software product to be sold are research and development costs. Those costs are charged to expense when incurred as required by FASB Statement No. 2, Accounting for Research and Development Costs. Costs incurred in this manner and expensed as prescribed were $140,256 in 2000 and $164,888 in 2001.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expense totaled $3,800 for year ended December 31, 2001 and zero for the period ended December 31, 2000.

Production  Costs  of  Computer  Software

Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized and amortized as prescribed by FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased , or Otherwise Marketed. Those costs include coding and testing performed subsequent to the establishing technological feasibility. For each title it takes approximately six months to complete the language conversion. Capitalized software costs are amortized on a product-by-product basis annually. The annual amortization is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization starts when the product is available for sale. At each balance sheet date, the unamortized capitalized costs of a computer software shall be compared to the net realized value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. There has been no write off for reduction in asset value as of 12/31/01. All of these titles were available for production as of 12/31/01. Only the titles shown under Inventory were duplicated and available for sale. At 12/31/00 we had no capitalized production costs.

                                               9/30/02     12/31/01
     Capitalized  Costs                        330,119      221,645
     Amortization  of Production  Costs        (42,303)      (1,825)
                                               --------     -------

     Net  Capitalized  Development  Costs      287,816      219,820
                                               --------     -------


The economic lives of these titles are estimated by management to be either a specific number of sales or three years whichever comes sooner. The royalty agreements are normally for three years.

Inventory  Costs

The costs incurred for duplicating the computer software and for physically packaging the product for distribution are capitalized as inventory on a unit-specific basis and charged to costs of sales when revenue from the sale of those units is recognized. We had no inventory at 12/31/00. The detail of the inventory as of 9/30/02 and 12/31/01 are shown below.

     Title                     Language       Inventory:  09/30/02     12/31/01
                                              --------    --------     --------

     I  Spy  Junior            Arabic                      5,306        5,306
     First  Thousands  Words   Spanish                     5,243        5,243
     Huggley's  Sleep  Over    Spanish                     5,084        5,084
     I  Spy  Classic           Spanish                     2,588        2,588
     Jump  Start  Toddler      Arabic                     21,830
     Beginning Sounds          Arabic                     21,814
     Reading  Readiness        Arabic                     21,814
     Math  2                   Arabic                     21,814
     Same  or Different        Arabic                     21,814
     Math  Shop                Arabic                     21,814
     I  Spy                    Arabic                     21,814            0
                                                         -------      -------

     Total  Inventory                                    170,935       18,221
                                                         -------      -------

Equipment

Equipment is depreciated using the straight-line method over its estimated useful lives, which range from five to seven years.

                                                9/30/02     12/31/01

        Equipment                               47,469       22,639

        Less:  Accumulated  depreciation        (7,318)      (2,038)
                                                -------      -------

        Net  Equipment                          40,151       20,601
                                                -------      -------

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings  per  Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

We have no options, warrants, convertible debt or any other form of security other than common stock.

Stock  Based  Compensation  to  Employees  and  Directors

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, and 1. non-employees, 2. employees or directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner. For non-employees, the security is recorded at its fair value. For employees receiving non-compensatory stock based compensation, no security value is recorded until the stock is issued and paid for. For employees receiving compensatory stock based securities the Company may select between two methods. These two methods are either the recording of the compensation at the securities fair value or its intrinsic value. The recoding of the securities at fair value is the preferred method of accounting.

The Company has selected to utilize the fair value method for the valuation of its securities given as compensation to employees.

Securities  Based  Compensation  to  Non-Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non employees was valued at the value of the services rendered.

Warranty

We warrant our CD's for workmanship of production only for thirty days after receipt of the goods. The warranty is only for a replacement CD. Notwithstanding our limited sales to date, we have estimated one half of one percent (.5%) defect rate for the CD's. This would be approximately $60 of warranty expense for the year ended December 31, 2001. This was applied to the current year Costs of Goods Sold and Accrued Expenses.

NOTE  2.      MERGER

On August 15, 2001 Star E Media Corporation merged with the Nevada corporation Quick & Easy Software, Inc. This merger was effected to improve the ability of Star E Media to raise capital. Quick & Easy Software, Inc. had no operations, 2,400,000 shares of common stock outstanding and could be considered a "shell" company. Quick & Easy issued an additional 10,000,000 shares of common stock in exchange for all of Star E Media's common stock outstanding, which was also 10,000,000. The surviving legal entity was Quick & Easy which then changed its name to Star E Media Corporation. This merger was accounted for as a reverse acquisition and is shown on the statement of stockholders' equity. Quick & Easy's balance sheet on August 15, 2001 was the following.

               Cash     12,067
               Debt          0
               Equity   12,067

NOTE  3.      NOTES  PAYABLE  AND  CAPITAL  LEASE  OBLIGATIONS:

We  have  no  long  term  debt  or  obligations  as  of  December  31,  2001.

NOTE  4       STOCKHOLDERS'  EQUITY

Authorized  Capital  Stock

We have a total authorized capital of 100,000,000 shares of common stock at $.001 par value per share. Shareholders have all the rights afforded them by Nevada law.

Employee  Stock  Option  Plans

We have no stock options plans in place for either the employees, officers or directors. We may however in the future establish these types of programs.

Year  2000  Equity  Transaction

Year  2000  Conversion  of  Debt

The debt of $226,276 which was converted related to rent and other overhead items paid for by Star E Media's related party company Western Global. These amount due were converted to 126,252 shares of common stock at the end of the year at an average price of $1.79 per share.

Stock  for  Services
Consulting was paid for with 8,373,748 shares of common stock valued at $8,650. This consulting is shown as the initial capitalization of the Company. The services rendered were that of formation of the Company, meetings to do promotional activities, to gauge the viability of the Company and promotional networking. The value of these services was listed at par value, which is $0.001 per share.

Year  2001  Equity  Transactions

Year  2001  Conversion  of  Debt

The debt of $148,200 which was converted related to rent and other overhead items paid for by Star E Media's related party company Western Global. This amount due was converted to 157,500 shares of common stock at the end of the year at an average price of $0.94 per share.

Stock  for  Services
Consulting was paid for with 4,000 shares of stock and valued at $4,000 for an average price of $1.00 per share.

Stock  Subscription
A current Company shareholder also purchased 35,000 shares of restricted common stock on subscription at $1.00 per share.

Sales  of  Common  Stock
Periodically because of cash flow needs, the Company would issue restricted shares of common stock through private placement. These private placements were negotiated individually and had different pricing. For the year 2001 1,303,500 shares of restricted common stock were sold through private placement at an average sales price of $0.40 per share for a total value of $517,000.

Merger
The merger with Quick & Easy Software effectively increased our common stock by 2,400,000 shares. See Note 2 for the details on this merger.

Services  Contributed  to  the  Company
Three officers donated services to the Company during the year 2001. The value of these services has been estimated by the Company at $288,000. This amount has been recorded in the Statement of Operations and Stockholders' Equity.

Year  2002  Equity  Transactions

For the nine months ended September 30, 2002 the Company sold 150,000 shares of common stock at $1.00 per share for a total of $150,000.

NOTE  5       INCOME  TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $105,514, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $479,607. The total valuation allowance is a comparable $105,514.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                          2001     2000

     Net  change  in  deferred  taxes  by  year          64,618     41,096
     Valuation  account  by  year                       (64,618)   (41,096)
     Current  taxes  payable                                  0          0
                                                              -          -
     Provision  for  Income  Taxes                            0          0
                                                              -          -

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

     Year                                             Amount     Expiration
     2000                                            186,800        2020
     2001                                            292,807        2021

     Total  NOL                                      479,607
                                                     -------


NOTE  6.      LEASES  AND  OTHER  COMMITMENTS:

We are renting an office and part of a warehouse from a Company owned by an officer on a month to month basis under a verbal agreement. We have no long term lease commitments.

Other  Contingencies

Year  2000  Compliance

We experienced no interruptions due to the potential computer malfunctions for the year 2000. We do not feel that this will be a factor in the future.

NOTE  7.      GOING  CONCERN

The accompanying financial statements have been prepared assuming that the we will continue as a going concern. As of the balance sheet date we had no established sources or revenue. This factor raised doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Since the end of the year we have restructured our marketing efforts and have continued to seek investment funding. We have decided to focus our efforts on two languages, Spanish and Arabic. We have signed a letter of intent with a major media concern for the Arabic language. We feel that this will add sales to our Company in the current and future years.

Management expects these plans to allow the Company to become profitable in one of the latter quarters of the upcoming fiscal year. No assurance can be made however that these plans will be successful.

NOTE  8.      THE  EFFECT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS  141     Business  Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS  142     Goodwill  and  Other  Intangibles  Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS  143     Accounting  for  Asset  Retirement  Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS  144     Accounting  for  the  Impairment  or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

SFAS  145     Extra-ordinary item classification, sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as extra-ordinary items. This standard also amends SFAS 13 in that it requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for under the sale-lease-back provisions of SFAS 98. The effective date of this statement is May 15, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE  9.      RELATED  PARTY

We rent our offices and part of a warehouse from a company which has the same officers as we have. The rent is a verbal contract on a month to month basis and is approximately $8,000 per month.

NOTE  10.     ADVANCED  ROYALTIES  AND  ROYALTY  AGREEMENTS

We have licensing agreements with three companies, Scholastic, School Zone Interactive and Knowledge Adventure for a total of 40 titles. These agreements allow us to localize the English version into either Spanish or Arabic or both. We are also licensed to market these products in most Spanish and /or Arabic speaking countries. None of the agreements allow us to sell in the US. Our licensor will procure localized product from us and sell within the United States. The licensing agreements are generally for 3 years and renewable. Of the 40 titles, 11 have progressed through the development stage and are in the production stage. Most titles will be completed for production and sale by June 2002. Prepaid royalties on future sales are required to be paid at certain points along the development process. As of 12/31/01 we were not in compliance with the required royalty payments to 1 of these companies in an amount of $14,885. Five of the 11 titles licensing periods will expire on March 31, 2002. We are currently negotiating for another 2 years and feel confident we will receive an extension. If we fail to obtain an extension we will have a loss of $80,500 of prepaid royalties on these five titles. As we sell units we required to remit to the licensor royalty payments on a per unit sold basis. In addition, we have agreed to sell our finished products to these companies at a discounted rate. As of 12/31/01 our sales have been exclusively to our licensor companies.

On a quarterly basis we assess the recoverability of the remaining Royalty Advances. This assessment is based upon our estimation of future sales and the specific terms of each royalty agreement. When future estimated sales are less than the remaining royalty advance or when the agreement has expired the appropriate royalty advance is charged off.

During the nine months ended September 30, 2002 our schedule of Royalty Advances is as follows.
                        Scholastic     School Zone     Vivendi        Total

Balance  12/31/01         91,915         10,000         14,000       115,915
Additions                 10,000         10,000              0        20,000
Expired  Advances        (46,230)             0        (14,000)      (60,230)
                         --------      --------        --------      --------

Balance  9/30/02          55,685         20,000              0        75,685
                         --------      --------        --------      --------

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. He states that the audited financial statements of Star E Media Corp. for the period from March 8, 2000 (inception) to December 31, 2000, and for the year ending December 31, 2001, have been prepared assuming the company will continue as a going concern. He notes that our lack of established sources of revenue raises substantial doubt about our ability to continue in business.

CRITICAL  ACCOUNTING  POLICIES

     The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The critical accounting policy for the Company is the capitalization and amortization of development (translation) costs.

     One of the components of inventory is the capitalized development (translation) costs. Capitalized development costs are the translation costs that can be identified with a particular product. The Company maintains its capitalized development (translation) costs on a per-title and a per-language basis. At the end of the development (translation) of a title, the Company's management estimates the total number of expected units to be sold and a per-unit-sold amortization is established.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2002

Revenues

     The Company's total revenue for the three-month period ended September 30, 2002 was $143,489, all of which reflects a single sale to SpaceToon. The cost of sales for this period was $72,453, resulting in gross profit of $71,036 for the three-month period. The Company reported no revenues for the same period in 2001. The Company reported revenue of $6,250 for the year ended December 31, 2001 and did not have any revenues for the year ended December 31, 2000. The Company began operations on March 8, 2000 and therefore does not have financial information to report from before that period.

     The Company's total revenue for the nine-month period ended September 30, 2002 was $143,489, all of which reflects a single sale to SpaceToon in the most recent quarter. The cost of sales for this period was $72,453, resulting in gross profit of $71,036. The Company reported revenues of $6,250 for the same period in 2001.

Expenses

     Total expenses for the three months ended September 30, 2002 was $188,766, consisting of sales and marketing expenses of $18,582 (10% of total expenses), general and administrative expenses of $100,059 (53% of total expenses), research and development expenses of $7,000 (4% of total expenses), depreciation expense of $2,895 (2% of total expenses), and amortization expense of $60,230 (32% of total expenses). For the three months ended September 30, 2001, total expenses were $124,647, consisting of general and administrative expenses of $54,151 (44% of total expenses), research and development expenses of $69,966 (56% of total expenses), and depreciation expense of $500 (1% of total expenses). Overall expenses for the quarter ended September 30, 2002 were about 50% higher than the overall expenses for the same quarter in the previous year and the breakdown of those expenses has changed. Research and development expenses decreased from $69,966 to $7,000 reflecting lower translation costs during the period. General and administrative expenses increased from $54,151 to $100,059 reflecting the increased costs associated with operating the business while attempting to increase revenues. Amortization expense increase from zero to $60,230 for the period ended September 30, 2002 as the Company began to expense production costs of its computer software.

     Total expenses for the nine-month period ended September 30, 2002, were $364,801 as compared to $212,015 for the nine-month period ended September 30, 2001. As noted above, this increase in expenses was mainly due to the amortization expense the Company incurred.

Net  Losses

     Net losses for the three-month period ended September 30, 2002 were $117,730 as compared to $124,647 for the three-month period ended September 30, 2001. The lower net loss figure for the three-months ended September 30, 2002 as compared to the same period last year is primarily a result of revenues generated from the single sale to SpaceToon as described above.

     The loss per share for the quarter, based on a weighted average number of shares of 12,548,437 was $0.01 per share, compared with the loss per share of $0.01 based on a weighted average number of shares of 10,115,328 for the quarter ended September 30, 2001.

     Net losses for the nine months ended September 30, 2002 were $293,765 compared to $210,305 for the nine months ended September 30, 2001. The loss per share, based on a weighted average number of shares of 12,548,437 was $0.02 per share, compared with the loss per share of $0.02 based on a weighted average number of shares of 10,115,328 for the period ended September 30, 2001.

Liquidity  and  Capital  Requirements

     The Company had cash of $31,731, inventory of $170,935, prepaid royalties of $75,685, and capitalized development costs of $287,816, for total current assets of $606,318 as of September 30, 2002. This represents an increase in total current assets of $160,444 as compared to December 31, 2001. The cash was received primarily from the private sale of the Company's stock, and the inventory consisted primarily of boxed software titles ready for distribution. The capitalized development costs are costs associated with the translation and production of initial software masters. The Company's only material commitment other than operating expenses is a potential minimum royalty payment to School Zone of $20,400 and a fee to ESP of $3,000 per month, increasing to $5,000 per month beginning October 2002 and increasing further in subsequent periods.

                                     PART II

ITEM  1     LEGAL  PROCEEDINGS

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     There have been no events which are required to be reported under this Item.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5     OTHER  INFORMATION

     There have been no events which are required to be reported under this Item.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November  19,  2002                         /s/  E.G.  Abbadessa
                                                    -----------------------
                                                    By:     E.G.  Abbadessa
                                                    Its:    President