Form 10KSB
period 2002-12-31
STAR E MEDIA CORP
filed 2003-04-18
CIK 1143654

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                       COMMISSION FILE NUMBER:  000-49943

                               STAR E MEDIA CORP.
             (Exact name of registrant as specified in its charter)

               NEVADA                                            91-2038162
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

            27171 BURBANK ROAD
          LAKE FOREST, CALIFORNIA                                  92610
(Address of principal executive offices)                        (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (949) 581-9477


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes    X     No.
                                                         -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for  its most recent fiscal year.       $144,197

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,596,000 based on the closing bid price of $0.20 for the common stock on April 14, 2003.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 14, 2003, there were 12,980,000 shares of common stock, par value $0.001, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                           Yes        No    X
                               -----      -----

                               STAR E MEDIA CORP.

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Description  of  Business

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6          Management's  Discussion  and  Analysis  or  Plan of Operations

Item  7          Financial  Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with Section  16(a)  of  the  Exchange  Act

Item  10         Executive  Compensation

Item  11         Security  Ownership of Certain Beneficial Owners and Management

Item  12         Certain  Relationships  and  Related  Transactions

Item  13         Exhibits  and  Reports  on  Form  8-K

Item  14         Controls  and  Procedures

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

     We are a Nevada corporation, originally incorporated as Star E Media, Corporation in March 2000. From the date of our incorporation through August 2001, our business activities were limited to organizational matters, recruiting members of our management team, and contractual negotiations with our three major suppliers.

     During this time, our management determined that being a publicly traded company would allow us to raise necessary capital and would give us additional credibility and leverage in negotiations with suppliers and distributors. In August 2001, we merged with a publicly traded shell corporation, Quick & Easy Software, Inc., a Nevada corporation, and the name of Quick & Easy was changed to Star E Media Corp. Prior to the merger, Quick & Easy had 2,400,000 shares of common stock outstanding, and as part of the merger an additional 10,000,000 shares of Quick & Easy common stock were issued to our shareholders in exchange for 10,000,000 shares of Star E Media, Corporation, valued at $12,067. The terms of the merger were determined based on arms-length negotiations between unrelated parties, and the transaction was accounted for as a reverse acquisition.

     Prior to the merger, the beneficial owners of Star E Media, Corporation were Ghaby "Gabriel" Nassar, our Chief Executive Officer, Eugene G. Abbadessa, our President, Mouneer Sallman, the beneficial owner of shares held by Investment One, and Medhi Hatamian, our Director. Prior to the merger, the beneficial owners of Quick & Easy were Carl T. Suter and Joe R. Glenn.

     Since the merger with Quick & Easy, our business operations have focused on establishing contractual relationships with our suppliers and distributors as more fully set forth below.

Principal  Products  and  Markets
---------------------------------

     We develop and market children's bilingual educational/entertainment software, primarily in the Spanish, Arabic, and English languages. We have agreements with four software companies to localize their English CD-ROM educational/entertainment software to foreign languages, and then distribute the software primarily in countries other than the United States. Our list of software titles includes:


KEY
--------------------------
A          Complete
B          Gold Master
C          In Development
D          To Be Developed
--------------------------

ARABIC AND SPANISH TITLES . . . . . . . . . . .  STATUS  DISTRIBUTOR
                                                 ------  ---------------------------
Multiplication & Division . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Addition & Subtraction. . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Alphabet Number 1-100 . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Colors, Shapes & More . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Same or Different Preschool . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Does it Belong? Preschool . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Shapes Preschool. . . . . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Beginning Sounds Preschool. . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Math 2. . . . . . . . . . . . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Math 3. . . . . . . . . . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Transition Math K-1 . . . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Spelling Puzzles 1. . . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Reading Readiness K-1 Bk 1. . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Thinking Skills Preschool . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Math 1. . . . . . . . . . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Alphabet K. . . . . . . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Multiplication & Division 3-4 . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Time, Money & Fractions 1-2 . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Vocabulary Puzzles 1. . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Jog, Frog, Jog/Nine Men Chase a Hen Reading K-1  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
A Different Tune/It's Magic Reading 1-2 . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Phonics 2-3 . . . . . . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Beep, Beep!/I Want a Pet. . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
The Big Race/Nicole Digs a Hole . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Pencil-Pal Preschool. . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Pencil-Pal Kindergarten . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Pencil-Pal First Grade. . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Pencil-Pal Phonics. . . . . . . . . . . . . . .  D       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Clifford Reading Adventure. . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Clifford Thinking Pre-K . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Math Shop . . . . . . . . . . . . . . . . . . .  A,B/C   SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
First Thousand Words. . . . . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
I Spy Spooky Mansion. . . . . . . . . . . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
I Spy Puppet Playhouse. . . . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
I Spy Junior. . . . . . . . . . . . . . . . . .  A,B     SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Huggley's Sleep Over. . . . . . . . . . . . . .  C/A,B   SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Huggley's Turtle Rescue . . . . . . . . . . . .  A,B/C   SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
I Spy Classic . . . . . . . . . . . . . . . . .  C/A,B   SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
eVac-U8! From Windy Towers - Full Product . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
eVac-U8! From Windy Towers - Mini Product . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
eVac-U8! From Windy Towers - School Version . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Ratbags at Windy Towers - Full Product. . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Ratbags at Windy Towers - Mini Product. . . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------
Ratbags at Windy Towers - School Version. . . .  C       SpaceToon/ESP International
-----------------------------------------------  ------  ---------------------------

ARABIC TITLES . . . . . . . . . . . . . . . . .  STATUS  DISTRIBUTOR
-----------------------------------------------  ------  ---------------------------
Jumpstart Animal Adventure. . . . . . . . . . .  C       SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Advanced 1st Grade. . . . . . . . . .  D       SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Advanced Preschool. . . . . . . . . .  C       SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Advanced Kindergarten . . . . . . . .  C       SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart 1st Grade . . . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart 2nd Grade . . . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart 3rd Grade . . . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Pre-Kindergarten. . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Kindergarten. . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Toddlers. . . . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------
Jumpstart Preschool . . . . . . . . . . . . . .  A,B     SpaceToon
-----------------------------------------------  ------  ---------------------------

     Our distribution agreement with Scholastic, Inc., as amended, gives us the non-exclusive right to translate, and the exclusive right to market, distribute and sell ten software titles into the Spanish and Arabic language, and to distribute those titles in Brazil, Colombia, Venezuela, Peru, Argentina, Costa Rica, Guatemala, El Salvador, Mexico, and Spain. These titles include "I Spy," and "Clifford." Previously, we had the right to thirteen titles, but an amendment to our agreement in September 2002 deleted three titles. For each unit we translate and sell, we will pay a royalty to Scholastic of $1.50, and we are otherwise free to choose the price at which we resell the units to third parties. We have guaranteed a minimum royalty to Scholastic of $80,500, payable in advance and recoupable against the first royalties due. Scholastic may purchase translated units from us for distribution by them in the rest of the world other than our territory for prices ranging from $2.50 to $3.50 per unit. Finally, for each unit we sell, but which Scholastic translated, Scholastic will pay us a royalty of $0.50. The agreement, as amended, will terminate, unless extended, on February 28, 2004.

     In March 2003, we cancelled our agreement with School Zone Interactive and entered into a new agreement with them for the distribution of their titles. Our new distribution agreement gives us the exclusive right to translate up to twenty-eight software titles into the Spanish and Arabic languages, and to distribute those titles worldwide except for schools and to certain School Zone customers. These titles include "Reading Readiness," "Alphabet K," and "Phonics." For each unit we translate and sell, we will pay a royalty to School Zone equal to the greater of (i) 20% of the gross selling price for each unit, or (ii) $0.75 per CD-ROM and $0.10 per workbook, and we are otherwise free to choose the price at which we resell the units to third parties. We are required to pay an advance royalty to School Zone of $2,500 per title, of which we have paid a total of $10,000 for four titles. We have guaranteed minimum royalties of $13,600 for the Spanish rights and $6,800 for the Arabic rights in year one, and $6,800 for the Spanish rights and $3,400 for the Arabic rights in subsequent years. We anticipate being able to meet the minimum sales thresholds through our distribution agreements with SpaceToon and ESP International, but in the event we do not we will be required to pay to School Zone an amount equal to the difference. The agreement will terminate, unless extended, on December 31, 2007.

     Our license and distribution agreement with Vivendi Universal Interactive Publishing North America, Inc. expired automatically on July 24, 2002. On November 1, 2002, we entered into a new International License and Distribution Agreement with Vivendi Universal Games, Inc., which gives us the exclusive right to translate eleven software titles into the Arabic language, and to distribute those titles in the Middle East. These titles consist of the "Jumpstart" series. For each unit we translate and sell, we will pay a royalty to Vivendi of either $1.00 or $4.00, depending on the title, and we are otherwise free to choose the price at which we resell the units to third parties. We are not required to pay an advance royalty to Vivendi, and we have guaranteed sales of at least five thousand units of each title. The agreement terminates on October 31, 2003.

     Our license and distribution agreement with Lizard Edutainment Pty Ltd. gives us the exclusive right to translate six software titles into the Arabic and Spanish languages and to distribute those titles in the United States (for the English version) and worldwide (for the Spanish and Arabic versions). These titles are the "full product," "mini product," and "school version" of "eVac-U8! From Windy Towers" and "Ratbags at Windy Towers." We are obligated to pay a non-refundable, irrevocable guaranteed license fee of $100,000 to Lizard, payable in five installments at times to be agreed on by the parties. As of April 14, 2003, we have not paid any of this guaranteed license fee. In addition, for each unit we sell, we will pay Lizard a per-unit license fee equal to 20% of net sales revenues, or $0.75, whichever is greater, to be applied against the guaranteed license fee. We guaranteed sales of 200,000 units in year one, 300,000 units in year two, 350,000 units in year three, 400,000 units in year four, and 450,000 units in year five. The agreement is for a term of three years, with an option for yearly renewals.

     We  are  dependent  on  these  four  suppliers  to  provide  our  products.

Distribution
------------

     We  will  distribute software titles through marketing and sales agreements
with  two  independent  marketing  and  sales  companies   who   will  establish
distributors  worldwide.

     Our marketing and sales agreement with SpaceToon grants to them the exclusive right to market, sell, and distribute all of our products in the Middle East, North Africa, and Arabic speaking nations. The price to be paid by SpaceToon for our products is $4.75. The agreement will terminate, unless extended, on April 30, 2007.

     Our Licensing Representative Agreement with ESP International grants to them the exclusive right-to-recruit, establish, and manage distributors for all of our products worldwide except for the Middle East and Arabic speaking nations. We will pay a monthly fee to ESP to recruit and manage distributors for us, starting at $3,000 and increasing to $10,000 per month over nine months, and ESP will receive a 25% commission on all royalties received with the exception of School Zone products. ESP has guaranteed minimum sales from distributors it recruits of 220,000 units in the first year, increasing annually up to 1,250,000 units in year four. The agreement will terminate, unless extended, on May 31, 2005.

     We are dependent on these two marketing and sales organizations to market and sell all of our products.

Competition
-----------

     We compete with many software manufacturers for the sale of CD-ROM based educational software. Although sales of education software are competitive in the United States, we believe that sales in the Middle East, Arabic, and Spanish speaking countries are not as strong. We are not aware of any competitor in these regions for our products. In addition, because of the exclusive nature of some of our product agreements, we will not have direct competition for the sale of identical products, although we will face competition from other software titles.

Intellectual  Property
----------------------

     Because we acquire our principal products through license agreements, we do not have any intellectual property rights to the products. We have no registered trademarks or service marks to date.

Government  Approvals  and  Regulation
--------------------------------------

     Other than customary labor laws and local ordinances regarding sales of products in public, we are not subject to any government regulation. Further, we are not subject to any environmental laws or regulations. Any risk associated with the sale of our products in foreign markets is assumed by our distributors.

Research  and  Development
--------------------------

     We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future. Our financial statements reflect some research and development expenses, which are related to development expenses in translating the software titles into foreign language.

Employees
---------

     We do not currently have any employees. Our officers and directors are engaged on a consulting basis. We do not currently have any employees or consultants who are translating the software titles we acquire, although we have had up to five such consultants in the past. We intend to re-hire translation consultants and full-time executives in finance and distribution as sales of our products begin to increase.

     Our  web  site  is  located at www.staremedia.com.  Our telephone number is
(949)  581-9477.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     We lease approximately 5,000 square feet of office space, and approximately 1,000 square feet of warehouse space, both at 27171 Burbank Road, Lake Forest, California 92610, from Diversi Corp., an entity owned by two of our directors, Eugene G. Abbadessa and Ghaby ("Gabriel") Nassar. The lease is a verbal, month-to-month agreement, and we agree to pay certain overhead expenses of Diversi of approximately $8,000 per month that are allocated as rent expense.

     We believe that our existing office and warehouse space are sufficient to meet our needs for the foreseeable future. In the event we need additional office or warehouse space, we anticipate being able to obtain it at our current location from our current lessor, or from third parties at market rates as necessary.

ITEM  3  -  LEGAL  PROCEEDINGS

     We are not a party to or otherwise involved in any legal proceedings. In the ordinary course of business, we may from time to time be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect our financial condition and/or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Beginning January 15, 2003, our common stock began trading on the Over the Counter Bulletin Board under the symbol STRE. Prior to January 15, 2003, our common stock traded on the Pink Sheets. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent two fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.



                                                   PRICES
YEAR  PERIOD                                   HIGH       LOW
                                               --------------

2000  First Quarter                                 N/A
      Second Quarter                                N/A
      Third Quarter                               unpriced
      (Sept. 20 (first available) - Sept. 29)
      Fourth Quarter                            $0.01  $0.01

2001  First Quarter                             $0.01  $0.01
      Second Quarter                            $0.01  $0.01
      Third Quarter                             $1.00  $0.01
      Fourth Quarter                            $1.00  $0.10

2002  First Quarter                             $0.90  $0.30
      Second Quarter                            $1.10  $0.40
      Third Quarter                             $0.90  $0.13
      Fourth Quarter                            $0.60  $0.03

2003  First Quarter                             $0.45  $0.10
      Second Quarter                            $0.51  $0.20
      (through April 14)

HOLDERS

     As of April 14, 2003, there were 114 holders of record of the common stock.

     Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001. As of April 14, 2003, there are 12,980,000 shares of our common stock issued and outstanding, and no shares of preferred stock issued or outstanding.

     COMMON STOCK. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

     PREFERRED STOCK. We are authorized to issue 20,000,000 shares of preferred stock, par value $0.001, of which no such shares are issued and outstanding. We have not designated the rights and preferences of our preferred stock. The availability or issuance of these shares could delay, defer, discourage or prevent a change in control.

     STOCK OPTION PLAN. On July 1, 2002, our directors and shareholders approved the Star E Media Corp. Omnibus Securities Plan, effective July 1, 2002. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 1,200,000 shares of our common stock. On March 13, 2003, we filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares of common stock covered by the plan. As of April 14, 2003, 100,000 shares of our common stock have been issued under the plan.

     The following table sets forth, as of December 31, 2002, information with respect to the Star E Media Corp. Omnibus Securities Plan:


                                        (A)               (B)                (C)
                                  NUMBER OF
                                  SECURITIES
                                  REMAINING
                                  NUMBER OF          AVAILABLE FOR
                                  SECURITIES TO BE   WEIGHTED-          FUTURE ISSUANCE
                                  ISSUED UPON        AVERAGE EXERCISE   UNDER EQUITY
                                  EXERCISE OF        PRICE OF           COMPENSATION
                                  OUTSTANDING        OUTSTANDING        PLANS (EXCLUDING
                                  OPTIONS,           OPTIONS,           SECURITIES
                                  WARRANTS AND       WARRANTS AND       REFLECTED IN
PLAN CATEGORY                     RIGHTS             RIGHTS             COLUMN (A))
--------------------------------  -----------------  -----------------  -----------------

Equity compensation plans
approved by security holders           -0-                  N/A             1,100,000

Equity compensation plans
not approved by security holders       N/A                  N/A                N/A

Total                                  -0-                  N/A             1,100,000


     TRANSFER AGENT. The transfer agent for our common stock is Transfer Online, Inc., 227 SW Pine Street, Suite 300, Portland, Oregon 97204, telephone number (503) 227-2950.

DIVIDEND  POLICY

     We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In  November 2000, we issued (i) 1,000,000 shares of common stock to Eugene
G. Abbadessa and 1,000,000 shares of common stock to Ghaby ("Gabriel") Nassar, both officers and directors of the Company, for cash consideration equal to $1,500, respectively, or $0.0015 per share, (ii) 5,323,748 shares of common stock to Investment One (an investment holding company, the beneficial owner of which is Mr. Mouneer Sallman, the brother-in-law of Mr. Nassar) for cash consideration equal to $5,650, or $0.00106 per share, (iii) 900,000 shares of common stock to four unrelated shareholders as consideration for introductions leading to the Quick & Easy merger, and (iv) 150,000 shares of common stock to Dr. Medhi Hatamian as compensation for serving on the Board of Directors. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, each of the shareholders was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In December 2000, we issued 126,252 shares of common stock to Western Global, a corporation owned and controlled by Mr. Abbadessa and Mr. Nassar, both officers and directors of the Company, as consideration for the reduction of $226,276 in debt due from the Company to Western Global. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In January 2001, we issued (i) 135,000 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for cash consideration equal to $100,000, or $0.74 per share, (ii) 75,000 shares of common stock to an unrelated individual for cash consideration equal to $50,000, or $0.666 per share, and
(iii) 37,500 shares to an unrelated individual who was an assignee of Western Global, a corporation owned and controlled by Mr. Abbadessa and Mr. Nassar, both officers and directors of the Company, as consideration for the reduction of $25,000 in debt due from the Company to Western Global. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, each of the shareholders was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In March 2001, we issued 4,000 shares of common stock to an unrelated individual for cash consideration equal to $4,000, or $1.00 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In May and June 2001, we issued 202,500 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for cash consideration equal to $150,000, or $0.74 per share. The issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In August 2001, in connection with the merger of Star E Media Corporation into Quick & Easy Software, Inc., an aggregate of 8,954,000 shares of Star E Media Corporation common stock were exchanged for 8,954,000 shares of common stock of Quick & Easy Software, Inc. At the time of the transaction, Quick & Easy has 2,400,000 shares issued and outstanding. Quick & Easy was the surviving entity in the merger, and subsequently changed its name to Star E Media Corp. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, each of the shareholders was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In August and September 2001, subsequent to the merger with Quick & Easy, we issued an aggregate of 50,000 shares of common stock to an unrelated individual for cash consideration equal to $15,000, plus a subscription receivable of $35,000, or $1.00 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In November and December 2001, we issued (i) 135,000 shares of common stock for cash consideration equal to $100,000, or $0.74 per share (ii) 138,834 shares of common stock for cash consideration equal to $100,000, or $0.72 per share, and (iii) 2,000 shares of common stock for cash consideration equal to $2,000, or $1.00 per share, to Dr. Medhi Hatamian, a director of the Company. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In November 2001, we issued 600,166 shares of common stock to five unrelated shareholders as consideration for introductions leading to the Quick & Easy merger. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, each of the shareholders was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In January 2002, we issued 25,000 shares of common stock to an unrelated individual for consideration equal to $25,000, or $1.00 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In March 2002, we issued 100,000 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for consideration equal to $100,000, or $1.00 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In April 2002, we issued 25,000 shares of common stock to an unrelated individual for consideration equal to $25,000, or $1.00 per share. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholder was an accredited investor, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In December 2002, we issued 250,000 shares of common stock to an unrelated entity in connection with a consulting agreement, and warrants to acquire 23,000 shares at $0.50 per share to a separate unrelated entity in connection with a separate consulting agreement. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act, the shareholders were accredited investors, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     In December 2002, we issued 230,000 shares of common stock to six accredited investors as additional consideration in connection with the issuance of a promissory note in the principal amount of $230,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, and the shares were restricted in accordance with Rule 144 promulgated thereunder.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial should be read in conjunction with the financial statements and notes thereto.

QUALIFIED  REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     Our independent accountant has qualified his report. He states that the audited financial statements of Star E Media Corp. for the period from March 8, 2000 (inception) to December 31, 2000, and for the years ending December 31, 2002 and 2001, have been prepared assuming the company will continue as a going concern. He notes that our lack of established sources of revenue raises substantial doubt about our ability to continue in business.

CRITICAL  ACCOUNTING  ISSUES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management's applications of accounting policies. The critical accounting policy for us is the capitali-zation and amortization of development (translation) costs.

     One   of  the  components  of  inventory  is  the  capitalized  development
(translation) costs. Capitalized development costs are the translation costs that can be identified with a particular product. We maintain our capitalized development (translation) costs on a product-by-product basis annually. Amor-tization starts when the product is available for sale. At each balance sheet date, the unamortized capitalized costs of computer software production shall be compared to the net realized value of that product. The amount by which the unamortized capitalized costs of a product exceed the net realizabel value of that asset is written off.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Results  of  Operations

     We had significant losses of $1,061,181 and $580,807, respectively, for the years ended December 31, 2002 and 2001. We have funded losses from the sale of our stock, borrowing, and the issuance of stock for services. We expect losses to continue. To the extent losses continue and we are unable to fund them, we may have to curtail aspects of our operations or cease operations altogether.

     We intend to pursue our business plan and meet our reporting requirements utilizing cash made available from the private sale of our securities as well as income from the distribution of our products. Our management is aggressively pursuing relationships and markets for the distribution of our products and is of the opinion that cash flow from the sales of our securities will be sufficient to pay our expenses until our business operations create positive cash flow. We do not currently have sufficient capital to continue operations for the next twelve months and will have to raise additional capital to meet our business objectives as well as our 1934 Act reporting requirements.

     On a long-term basis, our liquidity is dependent on revenue generation, additional infusions of capital and potential debt financing. Our management believes that additional capital and debt financing in the short term will allow us to pursue our business plan and thereafter result in revenue and greater liquidity in the long term. However, we currently have no arrangements for such financing and there can be no assurance that we will be able to obtain the needed additional equity or debt financing in the future.

Revenues

     Our total revenue for the year ended December 31, 2002 was $144,197, and our cost of goods sold was $72,453, resulting in a net profit of $71,744, or approximately 50% of revenues. Almost all of our revenues, $143,489, was from a single sale to SpaceToon. For the year ended December 31, 2001, our total revenue was $6,250, which was the result of a single transaction, and our cost of goods sold was $4,540, resulting in net profit of $1,710. We did not have any revenues for the year ended December 31, 2000. Our management anticipates that our cost of goods sold as a percentage of total revenue will decrease as the volume of sales increases.

Expenses

     Our total expenses for the year ended December 31, 2002 was $1,132,925, consisting of sales and marketing expenses of $102,390 (9% of total expenses), general and administrative expenses of $978,323 (86% of total expenses), research and development expenses of $34,637 (3% of total expenses), interest expense of $10,633 (1% of total expenses), and depreciation expense of $6,942 (less than 1% of total expenses). Of the $978,323 in general and administrative expenses, $247,125 was officer compensation, $106,811 was rent expense, $102,389 was marketing expenses, $90,504 was legal and professional fees, and the balance was miscellaneous expenses. For the year ended December 31, 2001, total expenses were $582,517, consisting of sales and marketing expenses of $3,800 (less than 1% of total expenses), general and administrative expenses of $411,791 (71% of total expenses), research and development expenses of $164,888 (28% of total expenses), and depreciation expense of $2,038 (less than 1% of total expenses). The increase in all categories except research and development from the year ended December 31, 2001 to the year ended December 31, 2002 is a result of an overall increase in business activity as we began operations. Research and development expenses decreased because development work had been substantially completed on the titles ready for sale.

Net  Losses

     Net losses for the year ended December 31, 2002 were $1,061,181, as compared to $580,807 for the previous year. As described in expenses above, the increase in the net loss is a result of an overall increase in business activity as we began operations.

Liquidity  and  Capital  Resources

     We had cash of $83,403 and inventory of $42,737, for total current assets of $126,140 as of December 31, 2002. This compares to cash of $71,317 and inventory of $18,221 for total current assets of $89,538 as of December 31, 2001. The cash in both instances was received primarily from loans and the private sale of our stock, and the inventory consisted primarily of boxed software titles ready for distribution. We had equipment of $39,926, royalty advances of $69,385 and capitalized production costs of $180,643, for total assets of $416,094 as of December 31, 2002, compared to equipment of $20,601, royalty advances of $115,915, and capitalized production costs of $219,820 for total assets of $445,874 as of December 31, 2001. The capitalized development costs are costs associated with the translation and production of initial software masters. As above, the increase in assets, primarily current assets, is a result of an overall increase in business activity as we began operations. Our primary material commitments other than operating expenses are a potential minimum royalty payment to School Zone of $20,400, the first installment of our guaranteed license fee to Lizard equal to $20,000, and a fee to ESP of $5,000 per month increasing in subsequent periods.

     The  following  financial  statements  are  provided  herein:

                          INDEX TO FINANCIAL STATEMENTS
                               STAR E MEDIA CORP.

     Annual  Audited  Financial  Statements
     --------------------------------------
     Report  of  Shelley  Intl.,  CPA . . . . . . . . . . . . . . .  F-3

     Balance  Sheets  as  of  December  31,  2002  and  2001. . . .  F-4 to F-5

     Statement  of  Operations  for  the  period  from  March
          8,  2000 (inception)  to  December  31,  2000,  and
          the  years  ended December  31,  2002  and  2001. . . . .  F-6

     Statement  of  Stockholders'  Equity  for  the  period
          from  March  8, 2000  (Inception)  to  December  31,
          2002. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

     Statement  of  Cash  Flows for the period from March 8,
          2000 (inception) to December  31,  2000 and the years
          ended December 31, 2002 and 2001. . . . . . . . . . . . .  F-8

     Notes  to  Financial  Statements . . . . . . . . . . . . . . .  F-9 to F-19

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our accountants that are required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

ITEM  9  -  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth the name and age of the current directors and executive officers of the Company, the principal office and position with the Company held by each and the date each became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.


Name                      Age  Position(s)
------------------------  ---  ----------------------------------------------------
Ghaby ("Gabriel") Nassar   59  Chairman of the Board, CEO, Secretary (2001)

Eugene G. Abbadessa. . .   60  President, Chief Operations Officer, Director (2001)

Joseph Bevacqua. . . . .   58  Chief Financial Officer (2001)

Greg Gilbert . . . . . .   62  Executive Vice President (2001)

Dr. Medhi Hatamian . . .   47  Director (2001)

     GHABY ("GABRIEL") NASSAR is the Chairman of the Board, Chief Executive Officer, Secretary, and a Director of the Company. For the last seven years Mr. Nassar has served as an independent consultant for various telecommunications, packaging, and vitamin companies. Mr. Nassar was an officer and director of StarTronix International, Inc., a publicly traded company. Previously, Mr. Nassar was involved in real estate development and served twelve years on the Congressional Advisor Commission for Congressman Mervyn Dymally. He has also served as a founding director of the Pacific Rim Investment & Trade Association, Chairman of the Orange County District Attorney Foundation, and attended Michigan State University where he studied Business Administration.

     EUGENE G. ABBADESSA is the President, Chief Operations Officer, and a Director of the Company. Since 1996, Mr. Abbadessa has been an independent consultant with Mr. Nassar. Mr. Abbadessa was an officer and director of StarTronix International, Inc., a publicly traded company. Previously, he spent twelve years as Vice President of Hughes Electronics in the electronics manufacturing and software division. Before joining Hughes, Mr. Abbadessa served in various technical management positions with National Cash Register, Xerox, and General Automation. Mr. Abbadessa is a graduate of California State University at Long Beach in Industrial Technology and attended Pepperdine University School of Management where he studied for his MBA in Business Management. Mr. Abbadessa is also a licensed California contractor.

     JOSEPH BEVACQUA is the Chief Financial Officer of the Company. He is a certified public accountant, and has served as an independent consultant and financial officer for more than thirty years. Mr. Bevacqua was Chief Financial Officer for The Peterson Law Firm from April 1999 to December 2000. From February 1992 through March 1999 he served as an independent financial consultant, including the restructuring of Jose Eber Salons Inc. Mr. Bevacqua earned a Bachelor of Science in Accounting in 1968 from California State University at Long Beach and received an MBA in 1978 from Pepperdine University School of Management.

     GREG GILBERT is the Executive Vice President of the Company. For the past 35 years, he has served as an independent consultant advising and managing private and public growth-stage companies. Mr. Gilbert was involved in mortgage banking and mobile home park development prior to founding American Continental Corporation, a real estate development company later sold to Dynasonics Corp in 1969. Mr. Gilbert was a founder of U.S. Homes, which was later sold to a division of Chrysler in 1970. In 1971 Mr. Gilbert formed Gilbert & Associates to provide growth-stage companies with financial advisory services. Mr. Gilbert is a founding director of the Pacific Rim Investment & Trade Association.

     DR. MEDHI HATAMIAN is a Director of the Company. Since 1996, he has served as the Director of DSP Microelectronics Technology at Broadcom Corp. Mr. Hatamian's areas of expertise include high-speed VSLI signal processing, image processing, high temperature superconductors, adaptive filtering, and high-density sub-micron CMOS design. Mr. Hatamian has published over 40 papers in these areas of expertise. Currently, he holds eight patents and has several patents pending. From 1991 to 1996, he was the co-founder and Vice President of Technology of Silicon Design Experts, Inc. From 1982 to 1991, Mr. Hatamian worked with Visual Communications Research and the VLSI Systems Research Departments of Bell Laboratories where he became a Distinguished Member of the Technical Staff in 1988. Prior to that, Mr. Hatamian worked on hardware and software designs for one of NASA's Space Shuttle projects from 1978 to 1982. Mr. Hatamian is a senior member of IEEE. He has also participated in a number of conferences and professional activities in his areas of expertise as the organizer, session chair, panelist, and moderator. Mr. Hatamian is also on the Board of Directors of Panacea Pharmaceuticals and Market Engine Corp. He received his Bachelor of Science degree in Electrical Engineering from the Arya-Mehr University of Technology in 1977, and his Masters of Science and PH.D. degrees in Electrical Engineering from the University of Michigan, Ann Arbor, in 1978 and 1982, respectively.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, as of the date of this filing, none of the required parties are delinquent in their 16(a) filings. However, Mr. Abbadessa was believed to be late in filing three reports, each describing one transaction, Mr. Nassar was believed to be late in filing two reports, each describing one transaction, and Investment One was believed to be late in filing one report describing one transaction.

ITEM  10  -  EXECUTIVE  COMPENSATION

Executive  Officers  and  Directors
-----------------------------------

     None of our executive officers and directors is subject to a written employment agreement. During the fiscal year ended December 31, 2002, we paid $62,500 to each of Mr. Abbadessa and Mr. Nassar, $27,900 to Mr. Bevacqua, and $36,000 to Mr. Gilbert for services rendered to the Company. During the fiscal year ended December 31, 2001, we paid $20,500 in consulting fees to each of Mr. Abbadessa and Mr. Nassar, and $11,725 to Mr. Bevacqua, for services rendered to the Company.

     A director who is an employee does not receive any cash compensation as a director. There is no plan in place for compensation of persons who are directors who are not employees of the Company.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2002 and 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                  ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                          ------------------------------------   ------------------------------------------------
                                                                        AWARDS                    PAYOUTS
                                                                 ----------------------    ----------------------
                                                                 RESTRICTED  SECURITIES
                                                  OTHER ANNUAL     STOCK     UNDERLYING     LTIP       ALL OTHER
NAME AND                         SALARY   BONUS   COMPENSATION     AWARDS   OPTIONS SARS   PAYOUTS   COMPENSATION
PRINCIPAL POSITION        YEAR    ($)      ($)        ($)           ($)          (#)         ($)          ($)
------------------------  ----   ------   -----   ------------   ---------  -----------    -------   ------------

Ghaby ("Gabriel") Nassar  2002    -0-      -0-       62,500         -0-          -0-         -0-          -0-
Chairman/CEO/Secretary .  2001    -0-      -0-       20,500         -0-          -0-         -0-          -0-

Eugene G. Abbadessa. . .  2002    -0-      -0-       62,500         -0-          -0-         -0-          -0-
President/COO/Director .  2001    -0-      -0-       20,500         -0-          -0-         -0-          -0-

Joseph Bevacqua. . . . .  2002    -0-      -0-       27,900         -0-          -0-         -0-          -0-
CFO. . . . . . . . . . .  2001    -0-      -0-       11,725         -0-          -0-         -0-          -0-

Greg Gilbert . . . . . .  2002    -0-      -0-       36,000         -0-          -0-         -0-          -0-
Executive VP . . . . . .  2001    -0-      -0-          -0-         -0-          -0-         -0-          -0-

Dr. Mehdi Hatamian . . .  2002    -0-      -0-          -0-         -0-          -0-         -0-          -0-
Director . . . . . . . .  2001    -0-      -0-          -0-         -0-          -0-         -0-          -0-



                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)

                                          PERCENT OF TOTAL
                                        NUMBER OF SECURITIES       OPTIONS/SARS
                                             UNDERLYING               GRANTED           EXERCISE OR BASE
                                        OPTIONS/SARS GRANTED   TO EMPLOYEES IN FISCAL        PRICE
NAME                                           (#)                     YEAR                  ($/SH)         EXPIRATION DATE

Eugene G. Abbadessa. . . . . . . . . .         -0-                      N/A                    N/A                N/A
Ghaby ("Gabriel") Nassar . . . . . . .         -0-                      N/A                    N/A                N/A
Joseph Bevacqua. . . . . . . . . . . .         -0-                      N/A                    N/A                N/A
Greg Gilbert . . . . . . . . . . . . .         -0-                      N/A                    N/A                N/A
Dr. Mehdi Hatamian . . . . . . . . . .         -0-                      N/A                    N/A                N/A


                                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                    NUMBER OF UNEXERCISED             IN-THE-MONEY
                                    SHARES                          SECURITIES UNDERLYING              OPTION/SARS
                                    ACQUIRED ON                     OPTIONS/SARS AT FY-END              AT FY-END
                                    EXERCISE      VALUE REALIZED           (#)                              ($)
NAME                                (#)                ($)         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE

Eugene G. Abbadessa. . . . . . . . .-0-                N/A                 N/A                            N/A
Ghaby ("Gabriel") Nassar . . . . . .-0-                N/A                 N/A                            N/A
Joseph Bevacqua. . . . . . . . . . .-0-                N/A                 N/A                            N/A
Greg Gilbert . . . . . . . . . . . .-0-                N/A                 N/A                            N/A
Dr. Mehdi Hatamian . . . . . . . . .-0-                N/A                 N/A                            N/A




ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth, as of April 14, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by (i) the Officers and Directors of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.



                               Name and Address of                 Amount and Nature of      Percent of
Title of Class                 Beneficial Owner (1)                Beneficial Ownership      Class (2)
-----------------------------  ----------------------------------  --------------------      -----------

Common
Stock . . . . . . . . . . . .  Eugene G. Abbadessa                    3,935,000 (3)             30.3%

Common
Stock . . . . . . . . . . . .  Ghaby ("Gabriel") Nassar               1,098,126 (4)              8.5%

Common
Stock . . . . . . . . . . . .  Greg Gilbert                                 -0-                    *%

Common
Stock . . . . . . . . . . . .  Joseph Bevacqua                          101,000                    *%

Common
Stock . . . . . . . . . . . .  Medhi Hatamian                           883,334                  6.8%

Investment One (5)
Common. . . . . . . . . . . .  c/o McKinney, Bancroft and Hughes
Stock . . . . . . . . . . . .  Mareva House, Nassau Bahamas           2,836,874                 21.9%

                               All Officers and Directors
                               as a Group (5 persons)                 6,017,460                 46.4%



*    less  than  1%
(1) Unless otherwise noted, the address of each shareholder is c/o Star E Media Corp., 27171 Burbank Road, Lake Forest, California 92610.

(2)  Based  on  12,980,000  shares  outstanding  as  of  April  14,  2003.

(3) Includes 63,126, or 50%, of the 126,252 shares owned of record by Western Global, a corporation jointly owned by Mr. Abbadessa and Mr. Nassar. Also includes 35,000, or 50%, of the 70,000 shares owned by Diversi Corp., a corporation jointly owned by Mr. Abbadessa and Mr. Nassar. Also includes 2,836,874 shares owned of record by Divisa Corporation, a corporation wholly-owned by Mr. Abbadessa.

(4) Includes 63,126, or 50%, of the 126,252 shares owned of record by Western Global, a corporation jointly owned by Mr. Abbadessa and Mr. Nassar. Also includes 35,000, or 50%, of the 70,000 shares owned by Diversi Corp., a corporation jointly owned by Mr. Abbadessa and Mr. Nassar.

(5) The beneficial owner of Investment One is Mr. Mouneer Sallman, the brother-in-law of Mr. Nassar. Mr. Nassar disclaims any beneficial ownership of the shares held by Investment One. The United States contact for Investment One is attorney Paul Konapelsky, 15 Corporate Plaza Drive, Suite 130, Newport Beach, California 92660. Mr. Konapelsky is the beneficial owner of 120,000 shares of our common stock, which are not reflected in the table.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Each of the transactions described in this Item 12 was conducted on terms that our management believes are equal to those that would have been reached in arms length transactions between unrelated parties. We have not developed a formal policy governing transactions with related persons or entities.

Stock  Issuances
----------------

     In  November 2000, we issued (i) 1,000,000 shares of common stock to Eugene
G. Abbadessa and 1,000,000 shares of common stock to Ghaby ("Gabriel") Nassar, both officers and directors of the Company, for consideration equal to $1,500, respectively, or $0.0015 per share, (ii) 5,323,748 shares of common stock to Investment One (an investment holding company, the beneficial owner of which is Mr. Mouneer Sallman, the brother-in-law of Mr. Nassar) for consideration equal to $5,650, or $0.00106 per share, and (iii) 150,000 shares of common stock to Dr. Medhi Hatamian, a director, as compensation for serving on the Board of Directors.

     In December 2000, we issued 126,252 shares of common stock to Western Global, a corporation owned and controlled by Mr. Abbadessa and Mr. Nassar, both officers and directors of the Company, as consideration for the reduction of $226,276 in debt due from the Company to Western Global.

     In January 2001, we issued (i) 135,000 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for cash consideration equal to $100,000, or $0.74 per share, (ii) 75,000 shares of common stock to an unrelated individual for cash consideration equal to $50,000, or $0.666 per share, and
(iii) 37,500 shares to an unrelated individual who was a creditor of Western Global, a corporation owned and controlled by Mr. Abbadessa and Mr. Nassar, both officers and directors of the Company. The shares were assigned as payment of Western Global's debt to the individual, and resulted in a reduction of $25,000 in debt due from the Company to Western Global.

     In May and June 2001, we issued 202,500 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for cash consideration equal to $150,000, or $0.74 per share.

     In August 2001, in connection with the merger of Star E Media Corporation into Quick & Easy Software, Inc., an aggregate of 8,954,000 shares of Star E Media Corporation common stock were exchanged for 8,954,000 shares of common stock of Quick & Easy Software, Inc. At the time of the transaction, Quick & Easy had 2,400,000 shares issued and outstanding. Quick & Easy was the surviving entity in the merger, and subsequently changed its name to Star E Media Corp.

     In November and December 2001, we issued (i) 135,000 shares of common stock for cash consideration equal to $100,000, or $0.74 per share (ii) 138,834 shares of common stock for cash consideration equal to $100,000, or $0.72 per share, and (iii) 2,000 shares of common stock for cash consideration equal to $2,000, or $1.00 per share, to Dr. Medhi Hatamian, a director of the Company.

     In November 2001, we issued 600,166 shares of common stock to five unrelated shareholders as consideration for the Quick & Easy merger.

     In March 2002, we issued 100,000 shares of common stock to Dr. Medhi Hatamian, a director of the Company, for consideration equal to $100,000, or $1.00 per share.

Real  Property  Lease
---------------------

     We lease approximately 5,000 square feet of office space, and approximately 1,000 square feet of warehouse space, both at 27171 Burbank Road, Lake Forest, California 92610, from Diversi Corp., an entity owned by two of our directors, Eugene G. Abbadessa and Ghaby ("Gabriel") Nassar. The lease is a verbal, month-to-month agreement, and we agree to pay certain overhead expenses of Diversi of approximately $8,000 per month that are allocated as rent expense.

Consulting  Agreements
----------------------

     Our executive officers are engaged on a consulting basis. We do not have any written consulting agreements with them, and they do not receive any regular compensation. In 2002, Mr. Abbadessa and Mr. Nassar each received $62,500, Mr. Bevacqua received $27,900, and Mr. Gilbert received $36,000 in consulting fees. In 2001, Mr. Abbadessa and Mr. Nassar each received a total of $20,500 in consulting fees, and Mr. Bevacqua received a total of $11,725 in consulting fees. No other officer or director received any compensation for services rendered to the Company.

Promissory  Note
----------------

     In April 2002, we borrowed $340,000 from Mr. Hatamian, a director of the Company. The loan agreement is verbal, is a demand note that can be called by the holder at any time, and accrues interest at the rate of six percent (6%) per annum.

     In July 2002, we borrowed $20,000 from Continental American Resources, Inc., a corporation controlled by a shareholder, Mr. Carl Suter. This is also a demand note that can be called by the holder at any time, and accrues interest at the rate of ten percent (10%) per annum.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


ITEM  NO.         DESCRIPTION
---------         -----------

3.1   (1)         Articles  of  Incorporation  of  Star  E  Media,  Corporation

3.2   (1)         Articles  of  Incorporation  of  Quick  &  Easy Software, Inc.

3.3   (1)         Articles  of  Merger of Star E Media, Corporation into Quick &
                  Easy  Software,  Inc.

3.4   (1)         Certificate of Amendment of Articles of Incorporation of Star
                  E Media  Corp.

3.5   (1)         Amended  and  Restated  Bylaws  of Quick & Easy Software, Inc.

3.6   (1)         First  Amendment  to  Bylaws  of  Quick  & Easy Software, Inc.

4.1   (1)         Star  E  Media  Corp  2002  Omnibus  Securities  Plan

4.2   (1)         Form  of  Incentive Stock Option Agreement relating to options granted  under  the  Plan.

4.3   (1)         Form  of  Non  Statutory  Stock  Option  Agreement relating to options  granted  under  the  Plan.

4.4   (1)         Form of Common Stock Purchase Agreement relating to restricted stock  granted  under  the  Plan.

10.1  (1)         Distribution  Agreement  with  Scholastic,  Inc.

10.2  (1)         International  Distribution  Agreement  with  School  Zone
                  Interactive

10.3  (1)         International License and Distribution Agreement with Vivendi
                  Universal  Interactive  Publishing  North  America,  Inc.

10.4  (1)         Exclusive  International  Marketing  and Sales Agreement with
                  SpaceToon

10.5  (1)         Licensing  Representative  Agreement  with  ESP International

10.6  (1)         Form  of  Directors  Indemnification  Agreement

10.7  (1)         Notification  of  Irrevocable  Documentary  Credit

10.8 Promissory Note dated July 3, 2002 in favor of Continental American Resources, Inc.

10.9 Amendment No. 1 to Distribution Agreement between Scholastic Inc. and Star E Media Corporation

10.10 Amendment No. 3 [sic] to Distribution Agreement between Scholastic Inc. and Star E Media Corporation

10.11 Amendment No. 3 to Distribution Agreement between Scholastic Inc. and Star E Media Corporation

10.12             Letter  dated  September  13,  2002  from  Scholastic  Inc.

10.13 International License and Distribution Agreement dated October 31, 2002 with Lizard Edutainment Pty Ltd.

10.14 International License and Distribution Agreement dated November 1, 2002 with Vivendi Universal Games, Inc.

10.15 Addendum 1 to the International License and Distribution Agreement dated with Vivendi Universal Games, Inc.

10.16             Letter  dated November 14, 2002 from Vivendi Universal
                  Publishing

10.17 Placement Agent Agreement dated December 10, 2002 with Bathgate Capital Partners LLC

10.18             Consulting  Agreement  dated  December  10,  2002  with Amothy
                  Corporation

10.19 Promissory Note dated December 13, 2002 in favor of Generation Capital Associates

10.20 Secured Promissory Note dated December 27, 2002 in favor of six individual investors listed therein

10.21             Warrant  dated  December  27,  2002  in favor of Bathgate
                  Capital Partners,  LLC

10.22 Security Agreement dated December 27, 2002 in favor of six individual investors

10.23 Trademark Security Agreement dated December 27, 2002 in favor of six individual investors

10.24 International Distribution Agreement dated March 14, 2003 with School Zone Interactive

21.1  (1)         List  of  Subsidiaries

23.1              Consent of Shelley Intl, CPA,  Independent  Certified  Public
                  Accountant

99.1              Chief  Executive Officer Certification Pursuant to 18 USC,
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Chief  Financial Officer Certification Pursuant to 18 USC,
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Form 10-SB dated July 17, 2002 as filed with the Commission on July 24, 2002.

     (B)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the fourth quarter of the last fiscal year.

ITEM  14  -  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of The Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:   April  16,  2003                              STAR  E  MEDIA  CORP.


                                                      /s/   E.G.  Abbadessa
                                                      --------------------------
                                                      By:     E.  G.  Abbadessa
                                                      Its:     President


     In accordance with The Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.



Dated:  April  16,  2003                             By:   /s/  Gabriel  Nassar
                                                     ---------------------------
                                                     Ghaby  ("Gabriel")  Nassar
                                                     Chairman,  Chief  Executive
                                                     Officer  and  Secretary



Dated:  April  16,  2003                             By:   /s/  Joseph  Bevacqua
                                                     ---------------------------
                                                     Joseph  Bevacqua
                                                     Chief  Financial  Officer



Dated:  April  16,  2003                             By:   /s/  Medhi  Hatamian
                                                     ---------------------------
                                                     Dr.  Medhi  Hatamian
                                                     Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Ghaby ("Gabriel") Nassar, Chief Executive Officer of the registrant, certify that:

1.   I  have  reviewed  this annual report on Form 10-KSB of Star E Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     April  16,  2003

                                                /s/  Gabriel  Nassar
                                                --------------------------
                                                Ghaby  ("Gabriel")  Nassar
                                                Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Joseph Bevacqua, Chief Financial Officer of the registrant, certify that:

1.   I  have  reviewed  this annual report on Form 10-KSB of Star E Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     April  16,  2003

                                             /s/  Joseph  Bevacqua
                                             -------------------------
                                             Joseph  Bevacqua
                                             Chief  Financial  Officer

                            STAR E MEDIA CORPORATION


                              FINANCIAL STATEMENTS


                                December 31, 2002
                                December 31, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
COVER  SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

TABLE  OF  CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT. . . . . . . . . . . . .F-3

BALANCE  SHEETS,  ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

BALANCE  SHEETS,  LIABILITIES  AND  STOCKHOLDERS'  EQUITY . . . . . . . . . .F-5

STATEMENTS  OF  OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .F-6

STATEMENTS  OF  STOCKHOLDERS'  EQUITY . . . . . . . . . . . . . . . . . . . .F-7

STATEMENTS  OF  CASH  FLOWS . . . . . . . . . . . . . . . . . . . . . . . . .F-8

NOTES  TO  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . F-9-19

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To  the  Board  of  Directors/Audit  Committee
Star  E  Media  Corporation

I have audited the accompanying balance sheets of Star E Media Corporation as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from March 8, 2000 (inception) to December 31, 2000 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star E Media Corporation as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from March 8, 2000 (inception) to December 31, 2000 and the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established sources of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                               Shelley  Intl.,  CPA
                              /s/  Mark  Shelley


April  10,  2003

                            STAR E MEDIA CORPORATION

                                  BALANCE SHEET
                                  -------------

                        AS OF DECEMBER 31, 2002 AND 2001



                                     ASSETS
                                     ------


                                      December 31,   December 31,
                                         2002           2001

CURRENT ASSETS
  Cash . . . . . . . . . . . . . .  $      83,403  $      71,317
  Inventory. . . . . . . . . . . .         42,737         18,221
                                    -------------  -------------

  Total Current Assets . . . . . .        126,140         89,538
                                    -------------  -------------

EQUIPMENT, net . . . . . . . . . .         39,926         20,601
                                    -------------  -------------

OTHER ASSETS
  Royalty Advances . . . . . . . .         69,385        115,915
  Capitalized Production Costs net        180,643        219,820
                                    -------------  -------------

  Total Other Assets . . . . . . .        250,028        335,735
                                    -------------  -------------

TOTAL ASSETS . . . . . . . . . . .  $     416,094  $     445,874
                                    =============  =============



The  accompanying  notes  are  an  integral  part  of  these  statements

                            STAR E MEDIA CORPORATION

                                  BALANCE SHEET
                                  -------------

                        AS OF DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                     December 31,    December 31,
                                         2002            2001
CURRENT LIABILITIES

  Payables and Accrued Expenses.  $     119,962   $       9,294
  Note Payable . . . . . . . . .        485,433
                                  --------------  --------------

  Total Current Liabilities. . .        605,395           9,294
                                  --------------  --------------


STOCKHOLDERS' EQUITY

  Common Stock, authorized
  100,000,000 shares of stock,
  13,030,000 shares issued at
  December 31, 2002 and
  12,400,000 shares issued at
  December 31, 2001,
  par value $0.001 per share . .         13,030          12,400
  Additional Paid in Capital . .      1,626,463       1,226,793
  Stock Subscribed . . . . . . .              0         (35,000)
  Retained Earnings (Deficit). .     (1,828,794)       (767,613)
                                  --------------  --------------

  Total Stockholders' Equity . .       (189,301)        436,580
                                  --------------  --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY . . . . . .  $     416,094   $     445,874
                                  ==============  ==============


The  accompanying  notes  are  an  integral  part  of  these  statements


                            STAR E MEDIA CORPORATION
                            STATEMENT OF OPERATIONS
                            -----------------------
      for the period from March 8, 2000 (inception) to December 31, 2000, and the years ended December 31, 2001 and 2002

                                               Year Ended      Year Ended    Period March 8,
                                              December 31,    December 31,   (inception) to
                                                  2002            2001         December 31,
                                                                                   2000
                                             --------------  --------------  -----------------
INCOME
  Sales. . . . . . . . . . . . . . . . . . . $     144,197   $       6,250   $              -
                                             --------------  --------------  -----------------

  Total Revenue. . . . . . . . . . . . . . .       144,197           6,250                  -
                                             --------------  --------------  -----------------

COST OF SALES
  Costs of Goods Sold. . . . . . . . . . . .        72,453           4,540                  -
                                             --------------  --------------  -----------------

  Total Cost of Sales. . . . . . . . . . . .                         4,540                  -
                                             --------------  --------------  -----------------

  Gross Profit . . . . . . . . . . . . . . .        71,744           1,710                  -
                                             --------------  --------------  -----------------

EXPENSES
  Sales and Marketing. . . . . . . . . . . .       102,390           3,800                  -
  General and Administrative . . . . . . . .       978,323         411,791             46,550
  Research and Development . . . . . . . . .        34,637         164,888            140,256
  Interest . . . . . . . . . . . . . . . . .        10,633
  Depreciation Expense . . . . . . . . . . .         6,942           2,038                  -
                                             --------------  --------------  -----------------

  Total Expense. . . . . . . . . . . . . . .     1,132,925         582,517            186,806
                                             --------------  --------------  -----------------

  Loss before Provision for
  Income Taxes . . . . . . . . . . . . . . .    (1,061,181)       (580,807)          (186,806)

  Provision for Income Taxes . . . . . . . .             0               0                  0
                                             --------------  --------------  -----------------

NET INCOME (LOSS). . . . . . . . . . . . . . $  (1,061,181)  $    (580,807)  $       (186,806)
                                             ==============  ==============  =================

Basic and Diluted Earnings
  (Loss) per Common Share. . . . . . . . . . $       (0.08)  $       (0.06)  $          (0.02)
                                             --------------  --------------  -----------------

Basic and Diluted Weighted Average
  Number of Common Shares. . . . . . . . . .    12,547,849       9,909,251          8,374,170
                                             --------------  --------------  -----------------

The  accompanying  notes  are  an  integral  part  of  these  statements

                            STAR E MEDIA CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
              FROM MARCH 8, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                              Common Stock           Additional  Stock          Accumulated   Total
                                        Shares         Amount        Paid in     Subscribed     Deficit       Equity
                                                                     Capital
                                        -------------  ------------  ----------  -------------  ------------  ----------

Initial Capitalization, March 8, 2000.     8,373,748   $     8,374   $      276  $          -   $         -   $   8,650
                                                                                                                      -
Conversion of Debt to Stock. . . . . .       126,252           126      226,150                                 226,276

Deficit for Year . . . . . . . . . . .                                                             (186,806)   (186,806)
                                        -------------  ------------  ----------  -------------  ------------  ----------

Balance, December 31, 2000 . . . . . .     8,500,000         8,500      226,426                    (186,806)     48,120

Sales of Stock . . . . . . . . . . . .     1,303,500         1,303      515,697                                 517,000
Reverse Merger with Quick & Easy . . .     2,400,000         2,400        9,667                                  12,067
Stock Issued for Services. . . . . . .         4,000             4        3,996                                   4,000
Conversion of Debt . . . . . . . . . .       157,500           158      148,042                                 148,200
Stock Subscription . . . . . . . . . .        35,000            35       34,965       (35,000)                        -
Service Contributed by Officers. . . .                                  288,000                                 288,000

Deficit for Year . . . . . . . . . . .                                                             (580,807)   (580,807)
                                        -------------  ------------  ----------  -------------  ------------  ----------

Balance, December 31, 2001 . . . . . .    12,400,000        12,400    1,226,793       (35,000)     (767,613)    436,580

Payment of Stock Subscribed. . . . . .                                                 35,000                    35,000
Sales of Stock . . . . . . . . . . . .       150,000           150      149,850                                 150,000
Sales of Stock . . . . . . . . . . . .       480,000           480      114,720                                 115,200
Service Contributed by Officers. . . .                                  135,100                                 135,100
Deficit for Year . . . . . . . . . . .                                                           (1,061,181) (1,061,181)
                                        -------------  ------------  ----------  -------------  ------------  ----------

Balance, December 31, 2002 . . . . . .    13,030,000   $    13,030   $1,626,463  $          -   $(1,828,794)  $(189,301)
                                        =============  ============  ==========  =============  ============  ==========

The  accompanying  notes  are  an  integral  part  of  these  statements


                            STAR E MEDIA CORPORATION

                            STATEMENT OF CASH FLOWS
                            -----------------------

        for the period March 8, 2000 (inception) to December 31, 2000 and the years ended December 31, 2001 and 2002

                                                      Year Ended      Year Ended     Period March 8,
                                                     December 31,    December 31,    (inception) to
                                                         2002            2001         December 31,
                                                                                          2000
                                                    --------------  --------------  -----------------
Cash Flows from
Operating Activities

  Net Loss. . . . . . . . . . . . . . . . . . . . . $  (1,061,181)  $    (580,807)  $       (186,806)

  Inventory and Capitalized Costs . . . . . . . . .        14,661        (238,041)                 -
  Prepaids Royalties. . . . . . . . . . . . . . . .        46,530         (69,685)           (46,230)
  Accounts Payable, Accrued Interest. . . . . . . .       121,301           9,294                  -
  Depreciation Expense. . . . . . . . . . . . . . .         6,942           2,038                  -
  Stock for services. . . . . . . . . . . . . . . .             0           4,000              8,650
  Contributed Services. . . . . . . . . . . . . . .       135,100         288,000
                                                    --------------  --------------  -----------------

Net Cash Provided by Operations . . . . . . . . . .      (736,647)       (585,201)          (224,386)
                                                    --------------  --------------  -----------------

Cash Flows Used
in Investing Activities
  Fixed Asset Purchase. . . . . . . . . . . . . . .       (26,267)         20,749              1,890
                                                    --------------  --------------  -----------------

Net Cash Used for Investing . . . . . . . . . . . . .     (26,267)         20,749              1,890
                                                    --------------  --------------  -----------------

Cash Flows from Financing
  Note Payable. . . . . . . . . . . . . . . . . . . .     360,000
  Note Payable. . . . . . . . . . . . . . . . . . . .     230,000
  Original Issue Discount on Note . . . . . . . . . .    (115,200)
  Stock Subscription. . . . . . . . . . . . . . . . .      35,000
  Stock Sales for Cash. . . . . . . . . . . . . . . .     150,000         517,000                  -
  Stock Sales for Cash with debt. . . . . . . . . . .     115,200
  Stock Sales for Debt. . . . . . . . . . . . . . . .                     148,200            226,276
  Merger with Quick & Easy. . . . . . . . . . . . . .                      12,067                  -
                                                    --------------  --------------  -----------------

Cash Flows from Financing . . . . . . . . . . . . . .     775,000         677,267            226,276
                                                    --------------  --------------  -----------------

Net Increase (Decrease) in Cash . . . . . . . . . . .      12,086          71,317                  -

Cash, Beginning of Period . . . . . . . . . . . . . .      71,317               -                  -
                                                    --------------  --------------  -----------------

Cash, End of Period . . . . . . . . . . . . . . . . $      83,403   $      71,317   $              -
                                                    ==============  ==============  =================


Interest  expense  for  the  period  ended December 31, 2000 was $0.00, Interest expense for the year ended December 31, 2001 was $0.00. Interest expense for year ended December 31, 2002 was $10,633

Taxes  paid for the period ended December 31, 2000 was $0.00, Taxes paid for the year ended December 31, 2001 was $0.00. Taxes paid for the year ended December 31, 2002

Schedule  of  Significant  Non-Cash  Transactions

Period ended December 31, 2000 8,373,748 shares issued for services valued at $8,650 126,252 shares issued for payment of debt valued at $226,276

Year ended December 31, 2001 157,500 shares issued for payment of debt valued at
     $148,200 Merger with Quick & Easy, 2,400,000 shares issued, see notes for details Officers contributed services valued at $288,000

Year ended  December  31,  2002  Officer  contributed  services  valued  at  $

The  accompanying  notes  are  an  integral  part  of  these  statements

                            STAR E MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.     OVERVIEW  OF  OPERATIONS  AND  ACCOUNTING  POLICIES

Star E Media Corporation (the Company) was formed on March 8, 2000 in the State of Nevada. We develop and produce children's educational products in a multi-lingual format, focusing on the CD technology. We are positioning our Company to be a gateway for interactive educational technology, initially for the Arabic and Spanish languages and later for other languages. We have established a relationship and have royalty agreements with three major US producers of educational software and one Australian company. Our agreements allow us to utilize proven and successful titles and add an additional language. These agreements allow us to bypass the ramp-up time for releasing a title free from computer bugs.

Basis  of  Presentation  and  Going  Concern

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous three years. The number of sales have been minimal. The Company has established strategic relation ships with two distributors who will carry their products. None of these relationships have materialized to date. The statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Product  Development

We have licensing agreements with four companies, Scholastic, School Zone Interactive, Knowledge Adventure and Lizard Ltd. for a total of 68 titles (previously produced children's educational games and activities). These agree-ments allow us to add either Spanish, Arabic or both to the titles. We are also allowed to market these products in specifically identified countries. We have world wide licensing agreements for the Lizard titles except New Zealand and Australia. The licensing agreements are generally for 3 years. Of the 68 titles, 14 Spanish/English titles have been completed, 16 Arabic/English titles have been completed and 9 titles have been received from Lizard that are in English and are ready for manufacturing for the near future.

Marketing  Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. We are principally attempting to establish relationships with established wholesalers, SpaceToon and ESP International.

Revenue  Recognition

We sell to end-users, retailers and to wholesale distributors. For both of these types of sales we recognize revenue upon shipment. All products are sold FOB shipping point. We offer no right of return for either type of sale on our product. We do offer a limited warranty that our CD is not defective. The warranty policy on CD's is explained under Warranties below.

We do not offer any additional elements with our products such as upgrades or services.

Research  and  Development

All costs incurred to establish the technological feasibility of a computer software product to be sold are research and development costs. Those costs are charged to expense when incurred as required by FASB Statement No. 2, Accounting for Research and Development Costs. Costs incurred in this manner and expensed as prescribed were $140,256 in 2000, $164,888 in 2001 and $34,637 in 2002.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expenses were $0 for the year ended December 31, 2000, $3,800 for year ended December 31, 2001 and $0 for the period ended December 31, 2002.

Production  Costs  of  Localization  of  Computer  Software

Costs of producing product masters incurred subsequent to establishing tech-nological feasibility are capitalized and amortized as prescribed by FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased , or Otherwise Marketed. Those costs include coding and testing performed subsequent to establishing technological feasibility. For each title it takes approximately six months to complete the language conversion. Capitalized software costs are amortized on a product-by-product basis annually. The annual amortization is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization starts when the product is available for sale. At each balance sheet date, the unamortized capitalized costs of computer software production shall be compared to the net realized value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off.

The economic lives of these titles are estimated by management to be either a specific number of sales or three years, whichever comes first. The royalty agreements are normally for three years. The economic lives in sales ranges from 10,000 discs per title to 27,500 units per title.

Inventory  Costs

The costs incurred for duplicating the computer software and for physically packaging the product for distribution are capitalized as inventory on a unit-specific basis and charged to costs of sales when revenue from the sale of those units is recognized. We had no inventory at 12/31/00. The detail of the inventory as of 12/31/02 and 12/31/01 is shown below.

                                            12/31/02     12/31/01

     Inventory                               42,737       18,221
                                             ------       ------

Equipment

Equipment is depreciated using the straight-line method over its estimated useful lives, which range from five to seven years.

                                            12/31/02     12/31/01

     Equipment                               48,906       22,639

     Less:  Accumulated  depreciation        (8,980)      (2,038)
                                             -------      -------

     Net  Equipment                          39,926       20,601
                                            --------      -------

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

On December 27, 2002, as part of a loan and stock sale we issued 23,000 warrants to purchase common stock at $0.50 per share, good for four years. These warrants are out of the money and as such are anti-dilutive and do not affect the earnings per share calculation.

Stock  Based  Compensation  to  Employees  and  Directors

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities' fair value or intrinsic value. The Company has selected to utilize the fair value method for the valuation of its securities given as compensation to employees.

Securities  Based  Compensation  to  Non-Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Warranty

We warrant our CD's for workmanship of production only for thirty days after receipt of the goods. The warranty is only for a replacement CD. Notwithstanding our limited sales to date, we have estimated one half of one percent (.5%) defect rate for the CD's.

NOTE  2.     MERGER

On August 15, 2001 Star E Media Corporation merged with the Nevada corporation Quick & Easy Software, Inc. This merger was effected to improve the ability of Star E Media to raise capital. Quick & Easy Software, Inc. had no operations, 2,400,000 shares of common stock outstanding and could be considered a "shell" company. Quick & Easy issued an additional 10,000,000 shares of common stock in exchange for all of Star E Media's common stock outstanding, which were also

10,000,000. The surviving legal entity was Quick & Easy which then changed its name to Star E Media Corporation. This merger was accounted for as a reverse acquisition and is shown on the statement of stockholders' equity. Quick & Easy's balance sheet on August 15, 2001 was the following.

               Cash       12,067
               Debt            0
               Equity     12,067

NOTE  3.     NOTES  PAYABLE  AND  CAPITAL  LEASE  OBLIGATIONS:

We  had  no  long-term  debt  or  obligations  as  of  December  31,  2001.

In 2002 we borrowed $360,000 from a shareholder. This is a demand note and carries a 6% annual interest rate.

On December 27, 2002 we borrowed $230,000 from a private individual. This note is due June 27, 2003 and carries an interest rate of 6% annual interest. If this note is not paid off on the maturity date then the interest rate becomes retroactively 35%. This note is secured by all of the assets of the Company. 480,000 shares of common stock and 23,000 warrants were issued with this note.

Note  $360,000                            360,000
Demand  note,  6%  annual  interest

Note  $230,000                            230,000
Amortized  original  issue  discount     (112,668)
                                         ---------
Net  Note                                 117,332
                                         ---------

Notes     before  accrued  interest       477,332
Accrued  Interest                           8,101
                                         ---------
Total  Notes  Payable                     485,433
                                         ---------

NOTE  4.     STOCKHOLDERS'  EQUITY

Authorized  Capital  Stock

We have a total authorized capital of 100,000,000 shares of common stock at $.001 par value per share. Shareholders have all the rights afforded them by Nevada law.

Year  2000  Equity  Transactions

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

Stock  for  Services
Consulting was paid for with 4,000 shares of stock and valued at $4,000 for an average price of $1.00 per share. This was paid in 2002.

Stock  Subscription
A current Company shareholder also purchased 35,000 shares of restricted common stock on subscription at $1.00 per share. This was paid in year 2002.

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

Stock  sales  in  year  2002

In the year 2002 we sold two sales of restricted common stock. The first was 150,000 shares of restricted common stock for $150,000. We also sold 480,000 shares of common stock for a net value of $115,200. This second sale of stock was in conjunction with a loan with a face value of $230,000.

In conjunction with this same loan, 23,000 warrants were issued at $0.50 per share and good for four years. At this price these warrants are out of the money and carry no intrinsic value. Calculating the value using an acceptable method also produced no value.

Services  Contributed  to  the  Company
Three officers donated services to the Company during the year 2002. The value of these services has been estimated by the Company at $135,100. This amount has been recorded in the Statement of Operations and Stockholders' Equity.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $309,066, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,404,844. The total valuation allowance is a comparable $309,066.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                 2002         2001        2000

     Net change in deferred taxes by year       203,552      64,418      41,096
     Valuation  account  by  year              (203,552)    (64,418)    (41,096)
     Current  taxes  payable                          0           0           0
                                              ---------    --------    ---------
     Provision  for  Income  Taxes                    0           0           0
                                              ---------    --------    ---------

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

     Year             Amount     Expiration
     2000             186,800       2020
     2001             292,807       2021
     2002             925,237       2022
                    ---------

     Total  NOL     1,404,844
                    ---------

NOTE  6.     LEASES  AND  OTHER  COMMITMENTS:

We are renting an office and part of a warehouse from a Company owned by an officer on a month to month basis under a verbal agreement. We have no long-term lease commitments.

Other  Contingencies

Economic  Impact  of  Increased  Security  Measures

Since the terrorist attack of September 11, 2001 we have reviewed our Company for any impact that this might have brought our business. Our analysis is that our sales may have been reduced because of people's lack of buying during for the slowdown or actual stoppage of mails for some corporations. We have found it more difficult to do business with the Arabic speaking communities. According to the FASB guidelines for this economic impact we have not quantified the negative impact.

NOTE  7.     GOING  CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of the balance sheet date we had no established sources of revenue. This factor raised doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE  8.     THE  EFFECT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-147 and their effect on the Company.

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

SFAS  146     Accounting  for  Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS  147     Acquisitions  of  Certain Financial Institutions - an amendment of
              FASB Statement No. 72  and  144  and  FASB  Interpretation  No.  9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9.  This  statement  is  applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE  9.     RELATED  PARTY

We rent our offices and part of a warehouse from a company which has the same officers as we have. The rent is a verbal contract on a month to month basis and is approximately $8,000 per month.

During 2002 we borrowed $360,000 from a current shareholder. See notes payable for more detail.

NOTE  10.    ADVANCED  ROYALTIES  AND  ROYALTY  AGREEMENTS

We have licensing and prepaid royalty agreements with three companies, Scholastic, School Zone Interactive and Knowledge Adventure for a total of 59 titles. These agreements allow us to localize the English version into either Spanish or Arabic or both. We are also licensed to market these products in most Spanish and /or Arabic speaking countries. None of the agreements allow us to sell in the US. Our licensor will procure localized product from us and sell within the United States. The licensing agreements are generally for 3 years and renewable. Of the 59 titles, 30 have progressed through the development stage and are ready for production. Prepaid royalties on future sales are required to be paid at certain points along the development process. As we sell units we are required to remit to the licensor royalty payments on a per unit sold basis. In addition, we have agreed to sell our finished products to these companies at a discounted rate. On a quarterly basis we assess the recoverability of the remaining Royalty Advances. This assessment is based upon our estimation of future sales, the economic life (3 years) of the title and the specific terms of each royalty agreement. When future estimated sales or economic life are less than the remaining royalty advance or when the agreement has expired the associated royalty advance is charged off.

For the year ended December 31, 2002, our schedule of Royalty Advances is as follows.

                         Scholastic    School Zone   Vivendi     Total

Balance  12/31/01          91,915        10,000       14,000    115,915
Additions                  10,000        10,000            0     20,000
Expired  Advances         (50,830)       (1,700)     (14,000)   (60,230)
Sales                           0             0            0          0
                           ------        ------     --------    -------

Balance  12/31/02          51,085        18,300            0     69,385
                           ------        ------     --------    -------

NOTE  11.    SEGMENT  INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently management divides revenue into two categories, sales of Arabic discs and sales of Spanish discs. All sales for the year 2002 were Arabic language sales.