Form 10QSB
period 2003-03-31
STAR E MEDIA CORP
filed 2003-05-21
CIK 1143654

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49943

Star E Media Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2038162 (I.R.S. Employer Identification No.)
27171 Burbank Road Lake Forest, CA (Address of principal executive offices)	92610 (Zip Code)

Registrant's telephone number, including area code (949) 581-9477

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes No .

Applicable only to corporate issuers

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 12, 2003, there were 13,580,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes _____ No X .

STAR E MEDIA CORP.

TABLE OF CONTENTS

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

ITEM 1   Financial Statements

STAR E MEDIA CORPORATION

BALANCE SHEET
(Unaudited)

As of March 31, 2003 and December 31, 2002

ASSETS

	March 31,	December 31,
	2003	2002

CURRENT ASSETS
Cash	$-	$83,403
Inventory	42,576	42,737

Total Current Assets	42,576	126,140

EQUIPMENT, net	39,945	39,926

OTHER ASSETS
Royalty Advances	52,039	69,385
Investment in ESP	30,000
Capitalized Production Costs net	165,589	180,643

Total Other Assets	247,628	250,028

TOTAL ASSETS	$330,149	$416,094

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION

BALANCE SHEET
(Unaudited)

As of March 31, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2003	2002
CURRENT LIABILITIES

Bank Overdraft	$55,984
Payables and Accrued Expenses	241,740	$119,962
Notes Payable	579,906	485,433

Total Current Liabilities	877,630	605,395

STOCKHOLDERS' EQUITY

Common Stock, authorized
100,000,000 shares of stock,
13,030,000 shares issued at
March 31, 2003 and
December 31, 2002,
par value $0.001 per share	13,030	13,030
Additional Paid in Capital	1,626,463	1,626,463
Stock Subscribed	0
Retained Earnings (Deficit)	(2,186,974)	(1,828,794)

Total Stockholders' Equity	(547,481)	(189,301)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$330,149	$416,094

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION
Statement of Stockholders' Equity
(Unaudited)
from March 8, 2000 (inception) to March 31, 2003

	Common Stock		Additional	Stock	Accumulated	Total
	Shares	Amount	Paid in	Subscribed	Deficit	Equity
			Capital

Initial Capitalization, March 8, 2000	8,373,748	$8,374	$276	$-	$-	$8,650

Conversion of Debt to Stock	126,252	126	226,150			226,276

Deficit for Year					(186,806)	(186,806)

Balance, December 31, 2000	8,500,000	8,500	226,426		(186,806)	48,120

Sales of Stock	1,303,500	1,303	515,697			517,000
Reverse Merger with Quick & Easy	2,400,000	2,400	9,667			12,067
Stock Issued for Services	4,000	4	3,996			4,000
Conversion of Debt	157,500	158	148,042			148,200
Stock Subscription	35,000	35	34,965	(35,000)		-
Service Contributed by Officers			288,000			288,000

Deficit for Year					(580,807)	(580,807)

Balance, December 31, 2001	12,400,000	12,400	1,226,793	(35,000)	(767,613)	436,580

Payment of Stock Subscribed				35,000		35,000
Sales of Stock	150,000	150	149,850			150,000
Sales of Stock	480,000	480	114,720			115,200
Service Contributed by Officers			135,100			135,100
Deficit for Year					(1,061,181)	(1,061,181)

Balance, December 31, 2002	13,030,000	$13,030	$1,626,463	$-	$(1,828,794)	$(189,301)

Deficit for Period					(358,180)	(358,180)

Balance, March 31, 2003	13,030,000	13,030	1,626,463	-	(2,186,974)	(547,481)

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)
For the three months ending
March 31, 2003 and March 31, 2002

	ThreeMonths	ThreeMonths
	Ended March, 31	Ended March, 31
	2003	2002

INCOME
Sales	$324	$-

Total Revenue	324	-

COST OF SALES
Costs of Goods Sold	161	-

Total Cost of Sales	161

Gross Profit	163	-

EXPENSES
Sales and Marketing	15,796	2,020
General and Administrative	274,840	56,201
Research and Development	-	14,723
Interest	65,239	-
Depreciation Expense	2,468	1,087

Total Expense	358,343	74,031

Loss before Provision for
Income Taxes	(358,180)	(74,031)

Provision for Income Taxes	0	0

NET INCOME (LOSS)	$(358,180)	$(74,031)

Basic and Diluted Earnings
(Loss) per Common Share	$(0.03)	$(0.01)

Basic and Diluted Weighted Average
Number of Common Shares	12,547,849	11,593,562

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)
For the three months ending March 31, 2002 and 2003

	ThreeMonths	ThreeMonths
	Ended	Ended
	March 31, 2003	March 31, 2002

Cash Flows from
Operating Activities

Net Loss	$(358,180)	$(74,031)

Bank Overdraft	55,984
Inventory and Capitalized Costs	15,215	(67,976)
Prepaid Royalties	17,346	(10,000)
Accounts Payable, Accrued Interest	138,151	(9,294)
Depreciation Expense	2,468	1,087
Stock for services	0
Contributed Services		-

Net Cash Provided by Operations	(129,016)	(160,214)

Cash Flows Used
in Investing Activities
Investment in ESP	30,000
Fixed Asset Purchase	2,487	5,732

Net Cash Used for Investing	32,487	5,732

Cash Flows from Financing
Note Payable	78,100	-
Note Payable	-	-
Original Issue Discount on Note		-
Stock Subscription	-	-
Stock Sales for Cash	-	127,500
Stock Sales for Cash with debt		-
Stock Sales for Debt		-
Merger with Quick & Easy		-

Cash Flows from Financing	78,100	127,500

Net Increase (Decrease) in Cash	(83,403)	(38,446)

Cash, Beginning of Period	83,403	71,317

Cash, End of Period	$-	$32,871

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

Basis of Presentation and Going Concern

The accompanying statements have been prepared following accounting standards generally accepted in the United States of America. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous three years. The number of sales have been minimal. The Company has established strategic relationships with two distributors who will carry their products. None of these relationships have materialized to date. The statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

Research and Development

All costs incurred to establish the technological feasibility of a computer software product to be sold are research and development costs. Those costs are charged to expense when incurred as required by FASB Statement No. 2, Accounting for Research and Development Costs . Costs incurred in this manner and expensed as prescribed were $140,256 in 2000, $164,888 in 2001, $34,637 in 2002, and $0 for the period ending March 31, 2003.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expenses were $0 for the year ended December 31, 2000, $3,800 for year ended December 31, 2001, $0 for the year ended December 31, 2002, and $0 for the period ended March 31, 2003.

Production Costs of Localization of Computer Software

Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized and amortized as prescribed by FASB No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased , or Otherwise Marketed . Those costs include coding and testing performed subsequent to establishing technological feasibility. For each title it takes approximately six months to complete the language conversion. Capitalized software costs are amortized on a product-by-product basis annually. The annual amortization is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization starts when the product is available for sale. At each balance sheet date, the unamortized capitalized costs of computer software production shall be compared to the net realized value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off.

The economic lives of these titles are estimated by management to be either a specific number of sales or three years, whichever comes first. The royalty agreements are normally for three years. The economic lives in sales ranges from 10,000 discs per title to 27,500 units per title.

Inventory Costs

The costs incurred for duplicating the computer software and for physically packaging the product for distribution are capitalized as inventory on a unit-specific basis and charged to costs of sales when revenue from the sale of those units is recognized. We had no inventory at 12/31/00. The detail of the inventory as of 3/31/03 and 12/31/02 is shown below.

                                                                                                  3/31/03            12/31/02

            Inventory                                                                         42,576               42,737

Equipment

Equipment is depreciated using the straight-line method over its estimated useful lives, which range from five to seven years.

          3/31/03                 12/31/02

Equipment                                                                               51393             48,906

   Less: Accumulated depreciation                                    (11,449)   (8,980)

   Net Equipment                                                                                 39,945                39,926

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

Stock Based Compensation to Employees and Directors

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation . In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities' fair value or intrinsic value. The Company has selected to utilize the fair value method for the valuation of its securities given as compensation to employees.

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

On March 27 and March 31, 2003 we borrowed $3,000 and $6,000 respectfully from a shareholder on a demand note without interest.

In 2002 we borrowed $360,000 from a shareholder. This is a demand note and carries a 6% annual interest rate. On March 7, 2003 we borrowed and additional $21,500 from the same shareholder and increased the note to $381,500.

On December 27, 2002 we borrowed $230,000 from a private individual. This note is due June 27, 2003 and carries an interest rate of 6% annual interest. If this note is not paid off on the maturity date then the interest rate becomes retroactively 35%. This note is secured by all of the assets of the Company. 480,000 shares of common stock and 23,000 warrants were issued with this note.

Demand note, no interest                                                  $9,000

Note $381,500          381,500
Demand note, 6% annual interest

Note $230,000          230,000
Amortized original issue discount                                     (56,967)
Net Note         173,033

Notes   before accrued interest                                      563,533
Accrued Interest       16,373
Total Notes Payable             579,906

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

NOTE 5   INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes . SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

	2002	2001	2000

Net change in deferred taxes by year	203,552	64,418	41,096

Valuation account by year	(203,552)	(64,418)	(41,096)

Current taxes payable	0	0	0

Provision for Income Taxes	0	0	0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

   Year               Amount                                          Expiration
                     2000                                             186,800                                         2020
                     2001                                             292,807                                         2021
                     2002                                             925,237                                         2022

   Total NOL                                    1,404,844

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

SFAS 147   Acquisitions of Certain Financial Institutions – an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

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

During 2003 we borrowed and additional $30,500 form the same shareholder. See notes payable for more detail.

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

For the year ended December 31, 2002, our schedule of Royalty Advances is as follows.

	Scholastic	School Zone	Vivendi	Total

Balance 12/31/01	91,915	10,000	14,000	115,915

Additions	10,000	10,000	0	20,000

Expired Advances	(63,601)	(6,275)	(14,000)	(83,876)

Sales	0	0	0	0

Balance 3/31/03	38,314	13,725	0	52,039

NOTE 11.   SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information . This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently management divides revenue into two categories, sales of Arabic discs and sales of Spanish discs. All sales for the year 2002 were Arabic language sales.

NOTE 12.   SUBSEQUENT EVENTS

On April 30, 2003, the Company entered into a Reorganization and Stock Purchase Agreement (the "Agreement") with ESP International Ltd., a Nevada corporation ("ESP Nevada") and its shareholders. ESP Nevada is a specialized educational/entertainment software marketing company. The acquisition was for the purpose of acquiring one of its main distribution channels. The $30,000 listed on the balance sheet under other assets was a prepayment on this purchase.

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

Qualified Report of Independent Certified Public Accountants

   Our independent accountant has qualified his report. He states that the audited financial statements of Star E Media Corp. for the period from March 8, 2000 (inception) to December 31, 2000, and for the fiscal years ending December 31, 2001 and December 31, 2002, have been prepared assuming the company will continue as a going concern. He notes that our lack of established sources of revenue raises substantial doubt about our ability to continue in business.

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

Three Months Ended March 31, 2003

Revenues

The Company's total revenue for the three-month period ended March 31, 2003 was $324. The cost of sales for this period was $161, resulting in gross profit of $163 for the three-month period. The Company reported no revenues for the same period in 2002.

Expenses

Total expenses for the three months ended March 31, 2003 was $358,343, consisting of sales and marketing expenses of $15,796 (4% of total expenses), general and administrative expenses of $274,840 (77% of total expenses), interest expense of $65,239 (18% of total expenses), and depreciation expense of $2,468 (1% of total expenses). There were no research and development expenses for this three-month period. For the three months ended March 31, 2002, total expenses were $74,031, consisting of sales and marketing expenses of $2,020 (3% of total expenses), general and administrative expenses of $56,201 (76% of total expenses), research and development expenses of $14,723 (20% of total expenses), and depreciation expense of $1,087 (1% of total expenses). Overall expenses for the quarter ended March 31, 2003 were about five times higher than the overall expenses for the same quarter in the previous year and the breakdown of those expenses has changed. General and administrative expenses increased from $56,201 to $274,840 reflecting the increased costs associated with operating the business while attempting to increase revenues. Interest expense increased from zero to $65,239 for the period ended March 31, 2003 due to the Company's increase in notes payables. This interest expense consists of $8,272 in interest on notes payable and $56,967 on the original issue discount on a note payable.

Net Losses

Net losses for the three-month period ended March 31, 2003 were $358,180 as compared to $74,031 for the three-month period ended March 31, 2002. The higher net loss figure for the three-months ended March 31, 2003 as compared to the same period last year is primarily a result of the increase in general and administrative expenses and the addition of an interest expense for the three months ended March 31, 2003.

The loss per share for the quarter, based on a weighted average number of shares of 12,547,849 was $0.03 per share, compared with the loss per share of $0.01 based on a weighted average number of shares of 11,593,849 for the quarter ended March 31, 2002.

Liquidity and Capital Requirements

   The Company had cash of $0 and inventory of $42,576 for total current assets of $42,576 as of March 31, 2003. This represents a decrease in total current assets of $83,564 as compared to December 31, 2002. This decrease in total current assets since December 31, 2002 is primarily due to expenditure of cash for regular business activities, and the inventory consisted primarily of boxed software titles ready for distribution. The Company had other assets of $247,628 as of March 31, 2003, these consisted of royalty advances of $52,039, investment in ESP of $30,000, and net capitalized production costs of $165,589. This was compared to other assets of $250,028 for the same period a year ago, which consisted of royalty advances of $69,385 and net capitalized production costs of $180,643. The Company's net capitalized production costs are a result of the Company increasing production in anticipation of additional future sales.

ITEM 3   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 5    Other Information

   On April 30, 2003, the Company entered into a Reorganization and Stock Purchase Agreement (the "Agreement") with ESP International Ltd., a Nevada corporation ("ESP Nevada") and its shareholders. ESP Nevada is a specialized educational/entertainment software marketing company.

   Under the terms of the Agreement, the sole shareholder of ESP Nevada, Mike Gaunt, agreed to sell, and the Company agreed to purchase, all of ESP Nevada's outstanding shares in exchange for 350,000 shares of the Company's common stock. In addition, and as part of the consideration, the Company acquired all rights under eight (8) existing and all future licensing representative agreements to which ESP Nevada, Mr. Gaunt, and his affiliated companies are a party. The consideration paid was determined by arms length negotiations.

   A prior agreement by and between Star E Media Corp and Educational Software Promotions International, a corporation controlled by Mr. Gaunt, dated June 21, 2002 was terminated in connection with this transaction.

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

99.1  Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

  99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

   None.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Star E Media Corp.

Dated: May 20, 2003                                                                      /s/ E.G. Abbadessa
                                                                                                      By:   E.G. Abbadessa
                                                                                                      Its:   President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Ghaby ("Gabriel") Nassar, Chief Executive Officer of the registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Star E Media Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

(i)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   May 20, 2003
/s/ Gabriel Nassar
Ghaby ("Gabriel") Nassar
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Joseph Bevacqua, Chief Financial Officer of the registrant, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Star E Media Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

(i)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   May 20, 2003

                                                                                                 /s/ Joseph Bevacqua
Joseph Bevacqua
                                                                                               Chief Financial Officer