Form 10QSB
period 2003-06-30
STAR E MEDIA CORP
filed 2003-08-26
CIK 1143654

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __     No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __    No __.

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 15, 2003, there were 13,280,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes __   No X .

STAR E MEDIA CORP.

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

ITEM 1  Financial Statements

STAR E MEDIA CORPORATION
BALANCE SHEET
(Unaudited)
June 30, 2003 and December 31, 2002

	6/30/2003	12/31/2002

ASSETS

Cash	-	83,403
Accounts Receivable	220,250
Inventory	42,576	42,737
Prepaid Expenses	42,000

Total Current Assets	304,826	126,140

Equipment, Net	37,476	39,926

Other Assets
Royalty Advances	34,693	69,385
Investment in ESP	30,000
Capitalized Production Costs	123,646	180,643

Total Other Assets	188,339	250,028

Total Assets	530,641	416,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Bank Overdraft	35,090
Payables and Accrued Expenses	230,977	119,962
Notes Payable	639,669	485,433

Total Current Liabilities	905,736	605,395

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, issued
13,280,000 at June 30, 2003
and 13,030,000 at
December 31, 2002, par value
$0.001 per share	13,280	13,030

Additional Paid in Capital	1,688,213	1,626,463

Retained Earnings (Deficit)	(2,076,588)	(1,828,794)

Total Stockholders' Equity	(375,095)	(189,301)

Total Liabilities and
Stockholders' Equity	530,641	416,094

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)
For the three months ended June 30, 2003 and 2002
and the six months ended June 30, 2003 and 2002

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue
Sales of Product	271,289	0	271,613	0

Total Revenue	271,289	0	271,613	0

Cost of Sales
Costs of Goods Sold	60,445	0	60,606	0

Total Cost of Sales	60,445	0	60,606	0

Gross Profit	210,844	0	211,007	0

Expenses
Sales and Marketing	-	2,811	15,796	4,831
General and Administrative	71,503	82,979	346,343	139,180
Research and Development	-	12,914		27,637
Interest	26,485	-	91,724	-
Amortization
Depreciation Expense	2,470	1,300	4,938	2,387

Total Expense	100,458	100,004	458,801	174,035

Loss before Income Taxes	110,386	(100,004)	(247,794)	(174,035)

Provision for Income Taxes	0	0	0	0

Net Income (Loss)	110,386	(100,004)	(247,794)	(174,035)

Basic and Diluted Earnings
(Loss) per Share	0.01	(0.01)	(0.02)	(0.01)

Basic and Diluted Weighted
Average Number of Shares	13,055,000	12,548,437	13,042,500	12,548,437

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
from December 31, 2001 to June 30, 2002

	Common Stock		Additional	Stock	Accumulated	Total
	Shares	Amount	Paid in	Subscribed	Deficit	Equity
			Capital

Balance, December 31, 2001	12,400,000	12,400	1,226,793	(35,000)	(767,613)	436,580

Payment of Stock Subscribed				35,000		35,000
Sales of Stock	150,000	150	149,850			150,000
Sales of Stock	480,000	480	114,720			115,200
Service Contributed by Officers			135,100			135,100
Deficit for year					(1,061,181)	(1,061,181)

						-
Balance, December 31, 2002	13,030,000	13,030	1,626,463	-	(1,828,794)	(189,301)
						-
Stock for Services	50,000	50	19,950			20,000
Stock for Prepaid Services	200,000	200	41,800			42,000

Deficit for Period					(247,794)	(247,794)

						-
Balance, June 30, 2003	13,280,000	13,280	1,688,213	-	(2,076,588)	(375,095)

The accompanying notes are an integral part of these statements

STAR E MEDIA CORPORATION
STATEMENT OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 2003 and 2002

	6 months	6 months
	ended	ended
	June 30,	June 30,
	2003	2002

Cash Flow from Operating Activities

Net Loss	(247,794)	(174,035)

Royalty Advances	34,692	(10,000)
Capitalized Costs	56,997	(132,664)
Change in Accounts Receivable	(220,250)
Inventory	161
Change in Accounts Payable	146,105	92,985
Depreciation	4,938
Amortization
Stock for Services	20,000
Contributed Services

Cash Flows Provided by Operations	(205,151)	(223,714)

Cash Flows Used in Investing
Purchase of equipment	2,488	11,934
Investment in ESP	30,000

Cash Used in Investing	32,488	11,934

Cash Flows from Financing
Notes Payable	154,236
Sales of Stock		150,000
Stock Subscribed		19,000

Cash Flows from Financing	154,236	169,000

Net Increase (Decrease) in Cash Flows	(83,403)	(66,648)

Cash, Beginning of Period	83,403	71,317

Cash, End of the Period	-	4,669

Non Cash Transactions

Supplemental Information
Year 2002
Tax paid $0
Interest Expense $0

Year 2003
Taxes paid $0
Interest Expense

The accompanying notes are an integral part of these statements
See Notes on Equity Transactions for non stock transactions

STAR E MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Star E Media Corporation (the Company) was formed on March 8, 2000 in the State of Nevada. We develop and produce children’s educational products in a multi-lingual format, focusing on the CD technology. We are positioning our Company to be a gateway for interactive educational technology, initially for the Arabic and Spanish languages and later for other languages. We have established a relationship and have royalty agreements with three major US producers of educational software. Our agreements allow us to utilize proven and successful titles and add an additional language. These agreements allow us to bypass the ramp-up time for releasing a title free from computer bugs.

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

Product Development

We have licensing agreements with three companies, Scholastic, School Zone Interactive and Knowledge Adventure for a total of 68 titles (previously produced children’s educational games and activities). These agreements allow us to add either Spanish, Arabic or both to the titles. We are also allowed to market these products in specifically identified countries. The licensing agreements are generally for 3 years. Of the 68 titles, 14 Spanish/English titles have been completed and 16 Arabic/English titles have been completed.

The Company is not doing business with Lizard Ltd. at this time.

Marketing Strategy

Future operating results will depend on the Company’s ability to attract new customers to generate sufficient volume to fund operations. We are principally attempting to establish relationships with established wholesalers, SpaceToon and ESP International.

Revenue Recognition

We sell to end-users, retailers and to wholesale distributors. For both of these types of sales we recognize revenue upon shipment. All products are sold FOB shipping point. We offer no right of return for either type of sale on our product. We do offer a limited warranty that our CD is not defective. The warranty policy on CD’s is explained under Warranties below.

We do not offer any additional elements with our products such as upgrades or services.

Research and Development

All costs incurred to establish the technological feasibility of a computer software product to be sold are research and development costs. Those costs are charged to expense when incurred as required by FASB Statement No. 2, Accounting for Research and Development Costs . Costs incurred in this manner and expensed as prescribed were $140,256 in 2000, $164,888 in 2001, $34,637 in 2002 $0 for the period ending June 30, 2003.

Advertising

Advertising and marketing costs are expensed as incurred. Advertising expenses were $0 for the year ended December 31, 2000, $3,800 for year ended December 31, 2001, $0 for the year ended December 31, 2002 and $0 for the three and six month periods ended June 30, 2003.

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

Inventory Costs

The costs incurred for duplicating the computer software and for physically packaging the product for distribution are capitalized as inventory on a unit-specific basis and charged to costs of sales when revenue from the sale of those units is recognized. We had no inventory at 12/31/00. The detail of the inventory as of 6/30/03 and 12/31/02 is shown below.

	6/30/03	12/31/02

Inventory	$42,576	$42,737

Equipment

Equipment is depreciated using the straight-line method over its estimated useful lives, which range from five to seven years.

	6/30/03	12/31/02

Equipment	53,863	48,906

Less: Accumulated depreciation	(16,387)	(8,980)

Net Equipment	37,476	39,926

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

Stock Based Compensation to Employees and Directors

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation . In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities’ fair value or intrinsic value. The Company has selected to utilize the fair value method for the valuation of its securities given as compensation to employees.

Securities Based Compensation to Non-Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Warranty

We warrant our CD’s for workmanship of production only for thirty days after receipt of the goods. The warranty is only for a replacement CD. Notwithstanding our limited sales to date, we have estimated one half of one percent (.5%) defect rate for the CD’s.

NOTE 2.  MERGER

On August 15, 2001 Star E Media Corporation merged with the Nevada corporation Quick & Easy Software, Inc. This merger was effected to improve the ability of Star E Media to raise capital. Quick & Easy Software, Inc. had no operations, 2,400,000 shares of common stock outstanding and could be considered a "shell" company. Quick & Easy issued an additional 10,000,000 shares of common stock in exchange for all of Star E Media’s common stock outstanding, which were also 10,000,000. The surviving legal entity was Quick & Easy which then changed its name to Star E Media Corporation. This merger was accounted for as a reverse acquisition and is shown on the statement of stockholders’ equity. Quick & Easy’s balance sheet on August 15, 2001 was the following.

Cash	12,067
Debt	0
Equity	12,067

NOTE 3.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

We had no long-term debt or obligations as of December 31, 2001.

On March 27 and June 30, 2003 we borrowed $3,000 and $6,000 respectfully from a shareholder on a demand note without interest.

In 2002 we borrowed $360,000 from a shareholder. This is a demand note and carries a 6% annual interest rate. On March 7, 2003 we borrowed and additional $21,500 from the same shareholder and increased the note to $381,500. As of June 30, 2003 this note had a balance of $297,945.

On December 27, 2002 we borrowed $230,000 from a private individual. This note is due June 27, 2003 and carried an interest rate of 6% annual interest. If this note is not paid off on the maturity date then the interest rate becomes retroactively 35%. The note was not paid off. This note is secured by all of the assets of the Company. 480,000 shares of common stock and 23,000 warrants were issued with this note.

Demand note, no interest	$20,000

Note	297,945
Demand note, 6% annual interest

Note $230,000	230,000

Demand note, 35% annual interest

Total	547,945
Accrued Interest	91,724

Total Notes Payable	639,669

NOTE 4.  STOCKHOLDERS’ EQUITY

Authorized Capital Stock

We have a total authorized capital of 100,000,000 shares of common stock at $.001 par value per share. Shareholders have all the rights afforded them by Nevada law.

Year 2000 Equity Transactions

Year 2000 Conversion of Debt

The debt of $226,276 which was converted related to rent and other overhead items paid for by Star E Media’s related party company Western Global. These amount due were converted to 126,252 shares of common stock at the end of the year at an average price of $1.79 per share.

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

Year 2001 Equity Transactions

Year 2001 Conversion of Debt

The debt of $148,200 which was converted related to rent and other overhead items paid for by Star E Media’s related party company Western Global. This amount due was converted to 157,500 shares of common stock at the end of the year at an average price of $0.94 per share.

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
Services Contributed to the Company

Three officers donated services to the Company during the year 2001. The value of these services has been estimated by the Company at $288,000. This amount has been recorded in the Statement of Operations and Stockholders’ Equity.

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

Services Contributed to the Company

Three officers donated services to the Company during the year 2002. The value of these services has been estimated by the Company at $135,100. This amount has been recorded in the Statement of Operations and Stockholders’ Equity.

Year 2003
The Company exchanged attorney services valued at $20,000 for 50,000 shares of common stock.

The Company issued 200,000 shares of common stock for prepaid services valued at $42,000. These services will be for promotion of the Company’s products.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $309,066, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,404,844. The total valuation allowance is a comparable $309,066.

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

NOTE 6.  LEASES AND OTHER COMMITMENTS:

We are renting an office and part of a warehouse from a Company owned by an officer on a month-to-month basis under a verbal agreement. We have no long-term lease commitments.

Other Contingencies

Economic Impact of Increased Security Measures

Since the terrorist attack of September 11, 2001 we have reviewed our Company for any impact that this might have brought our business. Our analysis is that our sales may have been reduced because of people’s lack of buying during for the slowdown or actual stoppage of mails for some corporations. We have found it more difficult to do business with the Arabic speaking communities. According to the FASB guidelines for this economic impact we have not quantified the negative impact.

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of the balance sheet date we had no established sources of revenue. This factor raised doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Below is a listing of the most recent accounting standards and their effect on the Company.

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

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results or operations, or cash flows.

NOTE 9.    RELATED PARTY

We rent our offices and part of a warehouse from a company which has the same officers as we have. The rent is a verbal contract on a month-to-month basis and is approximately $8,000 per month.

During 2002 we borrowed $360,000 from a current shareholder. See notes payable for more detail.

During 2003 we borrowed and additional $30,500 from the same shareholder. See notes payable for more detail. This note was paid down somewhat as of June 30, 2003

NOTE 10.    ADVANCED ROYALTIES AND ROYALTY AGREEMENTS

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

Our schedule of Royalty Advances is as follows.

	Scholastic	School Zone	Vivendi	Total

Balance 12/31/01	91,915	10,000	14,000	115,915
Additions	10,000	10,000	0	20,000
Expired Advances	(66,856)	(6,275)	(14,000)	(87,131)
Sales	0	0	0	0

Balance 12/31/02	51,085	18,300	0	69,385
Charge off	12,771	4,575
Balance 3/31/03	38,314	13,725	0	52,039
Charge off	12,771	4,575

Balance 6/30/03	25,543	9,150	0	34,693

NOTE 11.  SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information . This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue based upon internal accounting methods. Currently management divides revenue into two categories, sales of Arabic discs and sales of Spanish discs. All sales for the year 2002 were Arabic language sales.

NOTE 12.  ESP AGREEMENT

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

On August 20, 2003, the Company, ESP Nevada and its shareholders, agreed to waive all conditions that were not met as of August 20, 2003, and to waive any rights any party had as a result of any conditions not being timely met by the closing date listed in the Agreement. As a result the parties agreed that the transaction contemplated by the Agreement is closed as of August 20, 2003, with all closing conditions under the Agreement either met or waived.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

The Company's total revenue for the three-month period ended June 30, 2003 was $271,613. The cost of sales for this period was $60,445, resulting in gross profit of $210,844 for the three-month period. The Company reported no revenues, cost of sales, or gross profit for the same period in 2002. This increase in total revenue is primarily attributable to an agreement with Spacetoon, whereby the Company agreed to provide Spacetoon with up to 10,000 units each of 10 different titles the Company has translated into Arabic. Under the agreement with Spacetoon the Company may have the opportunity to supply Spacetoon with additional units and titles in the future. With this increase in sales the Company had a corresponding increase its cost of sales and gross profit over the same three-month period in 2002.

Expenses

Total expenses for the three months ended June 30, 2003 were $100,458, consisting of general and administrative expenses of $71,503 (71% of total expenses), interest expense of $26,485 (26% of total expenses), and depreciation expense of $2,470 (2% of total expenses). There were no sales and marketing or research and development expenses for this three-month period. For the three months ended June 30, 2002, total expenses were $100,004, consisting of sales and marketing expenses of $2,811 (3% of total expenses), general and administrative expenses of $82,979 (83% of total expenses), research and development expenses of $12,914 (13% of total expenses), and depreciation expense of $1,300 (1% of total expenses). Overall expenses for the quarter ended June 30, 2003 were about the same as overall expenses for the same quarter in the previous year, but the breakdown of those expenses has changed. General and administrative expenses decreased from $82,979 to $71,503 reflecting the slight decrease in costs associated with operating the business once several of the titles were translated and sales were being made. Interest expenses increased from zero to $26,485 for the period ended June 30, 2003 due to the Company's increase in notes payables. Research and development expenses decreased from $12,914 to zero as the Company shifted is focus from translating the CD titles to sales of the already translated CD titles.

Net Income

Net income for the three-month period ended June 30, 2003 was $110,386 as compared to a net loss of ($100,004) for the three-month period ended June 30, 2002. The net income figure for the three-months ended June 30, 2003 as compared to the net loss for the same period last year is primarily a result of the revenue created by sales of the units to Spacetoon..

The earnings per share for the quarter ended June 30, 2003, based on a weighted average number of shares of 13,055,000 was $0.01 per share, compared with the loss per share of ($0.01) based on a weighted average number of shares of 12,548,437 for the quarter ended June 30, 2002.

Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002

Revenues

The Company's total revenue for the six-month period ended June 30, 2003 was $271,613. The cost of sales for this period was $60,606, resulting in gross profit of $211,007 for the six-month period. The Company reported no revenues, cost of sales, or gross profit for the same period in 2002. This significant increase in total revenue is primarily attributable to the agreement with Spacetoon. With this increase in sales the Company had a corresponding increase its cost of sales and gross profit over the same six-month period in 2002.

Expenses

Total expenses for the six months ended June 30, 2003 was $458,801, consisting of general and administrative expenses of $346,343 (75% of total expenses), interest expense of $91,724 (20% of total expenses), sales and marketing expense of $15,796 (3% of total expenses), and depreciation expense of $4,938 (1% of total expenses). There were no research and development expenses for this six-month period. For the six months ended June 30, 2002, total expenses were $174,035, consisting of general and administrative expenses of $139,180 (80% of total expenses), research and development expenses of $27,637 (16% of total expenses), sales and marketing expenses of $4,831 (3% of total expenses), and depreciation expense of $2,387 (1% of total expenses). There was no interest expense for the six months ended June 30, 2002. Overall expenses for the quarter ended June 30, 2003 were a little over two and a half times higher than the overall expenses for the same quarter in the previous year and the breakdown of those expenses has changed. General and administrative expenses increased from $139,180 to $346,343 reflecting the increased costs associated with operating the business while actively working to increase revenues. Interest expense increased from zero to $91,724 for the period ended June 30, 2003 due to the Company's increase in notes payables. Sales and marketing expenses increased from $4,831 to $15,796 due to the Company actively marketing its titles to potential wholesalers. Research and development expenses declined from $27,637 to zero as a result of the Company shifting its focus from the translation of the various CD titles to selling the translated units.

Net Income (Loss)

Net losses for the six-month period ended June 30, 2003 were ($247,794) as compared to a net loss of ($174,035) for the six-month period ended June 30, 2002. The increase in the net loss figure for the six-months ended June 30, 2003 as compared to the net loss for the same period last year, is primarily a result of the sales of the increase in general and administrative expenses and the addition of an interest expense for the six months ended June 30, 2003.

The loss per share for the six months ended June 30, 2003, based on a weighted average number of shares of 13,042,500 was ($0.02) per share, compared with the loss per share of ($0.01) based on a weighted average number of shares of 12,548,437 for the six months ended June 30, 2002.

Liquidity and Capital Requirements

The Company had cash of $0, accounts receivable of $220,250, and inventory of $42,576 for total current assets of $262,576 as of June 30, 2003. This represents an increase in total current assets of $136,686 as compared to December 31, 2002. This increase in total current assets since December 31, 2002 is due to the accounts receivable of $220,250, of which $200,000 is owed by SpaceToon. The Company had other assets of $188,339 as of June 30, 2003, these consisted of royalty advances of $34,693, investment in ESP of $30,000, and capitalized production costs of $123,646. This was compared to other assets of $250,028 at December 31, 2002, which consisted of royalty advances of $69,385 and net capitalized production costs of $180,643. The Company's capitalized production costs are a result of the Company increasing production in anticipation of additional future sales.

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

PART II

ITEM 1   Legal Proceedings

We have the following legal proceedings pending against us:

MultiMedia Zone, Inc. et al vs. Star E Media Corp. et al, U.S. Federal District Court, Central District of California, Case No. SA CV 03-1151 - JVS (ANx). The case was filed on or about July 21, 2003. In the lawsuit, the plaintiff alleges the following causes of action against the Company: copyright infringement, trademark infringement, tradedress infringement, unfair competition, and breach of contract. On or about August 19, 2003, a preliminary injunction was entered against the Company prohibiting it from using or distributing any titles that contain the plaintiff’s alleged trademarks, which include: Math 2; Beginning Sounds; Same or Different; and Reading Readiness. The Company believes the plaintiff’s claims are without merit and plans to vigorously defend itself against these allegations. The Company is in the process of determining whether to file a cross-complaint against plaintiffs. The Company has not had to file an Answer yet in this litigation, but intends to timely do so.

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

On or about August 20, 2003, ESP Nevada, Mike Gaunt, and the Company agreed to waive all conditions that were not met as of August 20, 2003, and to waive any rights any party had as a result of any conditions not being timely met by the closing date listed in the Agreement. As a result the parties agreed that the transaction contemplated by the Agreement is closed as of August 20, 2003, with all closing conditions under the Agreement either met or waived.

A prior agreement by and between Star E Media Corp and Educational Software Promotions International, a corporation controlled by Mr. Gaunt, dated June 21, 2002 was terminated in connection with this transaction.

ITEM 6   Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1(1)	Reorganization and Stock Purchase Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 8, 2003.

(b)  Reports on Form 8-K

On May 8, 2003, the Company filed a Report on Form 8-K describing the Company’s acquisition of ESP International Ltd., a Nevada corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star E Media Corp.

Dated: August 26, 2003	/s/ E.G. Abbadessa

By: E.G. Abbadessa
Its: President

