Form 10QSB/A
period 2003-06-30
STAR E MEDIA CORP
filed 2003-09-08
CIK 1143654

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-QSB/A

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

During the last quarter the Company borrowed $20,000 from a shareholder.  This is a demand note and currently carries no interest.

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

The parties to the Agreement have not met all the conditions for closing under the Agrement and are currently negotiating further in an attempt to close this transaction.  Therefore, this transaction has not closed and ESP Nevada is not a subsidiary of the Company.

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

Star E Media Corp.

Dated: September 8, 2003	/s/ E.G. Abbadessa

By: E.G. Abbadessa
Its: President

